Form 10QSB
period 1998-09-30
FIRST NILES FINANCIAL INC
filed 1998-11-16
CIK 1065823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 -----------------------------------------------

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

     [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.

                         Commission File Number: 0-24849


                           FIRST NILES FINANCIAL, INC.
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

         Delaware                                       34-1870418
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

55 North Main Street, Niles, Ohio                        44446
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code: (330) 652-2539

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         Shares of common stock, par value $.01 per share, outstanding as of September 30, 1998: None

         Transitional Small business Disclosure Format (check one):
                                                                  Yes [ ] No [X]

                                  INTRODUCTION

         In July 1998, Home Federal Savings and Loan Association of Niles (the "Association") incorporated First Niles Financial, Inc., a Delaware corporation (the "Company") to facilitate the conversion of the Association from mutual to stock form (the "Conversion"). The Conversion was consummated on October 26, 1998, at which time the Company became the holding company for the Association by acquiring all of the capital stock of the Association in exchange for 50% of the net Conversion proceeds and simultaneously therewith issued 1,754,411 shares of its common stock to persons who submitted orders in the offering at a price of $10.00 per share, for aggregate gross proceeds of $17,544,110.

         The only significant assets of the Company are the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will consist of the business and management of the Association. Initially, the Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future. To date, the Company has not engaged in any business activities other than those related to the Conversion.

         The accompanying financial statements are of the Association since, as of September 30, 1998, the Company had not yet issued any stock, had no assets, no liabilities and had not conducted any business other than that of an organizational nature. The Association's accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

         Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB under Part I,
Item 1 below.

         The Company and the Association may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-QSB and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company and the Association pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements with respect to the Company's and the Association's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's and the Association's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's and the Association's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company and the Association conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Association and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Association's products and services; the success of the Association in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company and the Association at managing the risks involved in the foregoing.

         The foregoing list of important factors is not exclusive. The Company incorporates by reference those factors included in the Company's Registration Statement on Form SB-2 (Reg. No. 333- 58883). The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Association.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                    HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                             OF NILES AND SUBSIDIARY

                    September 30, 1998 and December 31, 1997

                                 (In Thousands)

                                                     September 30,  December 31,
                                                         1998           1997
                                                     -------------  ------------
      ASSETS
      ------
Cash and cash equivalents:
  Noninterest bearing ..............................    $ 1,054        $   819
  Interest bearing .................................      6,200          4,057
                                                        -------        -------
      TOTAL CASH AND CASH EQUIVALENTS ..............      7,254          4,876

Securities available for sale - at market ..........     17,425         17,447
Securities to be held to maturity - at cost ........     11,552         12,359
Loans receivable, net of allowance for loan
  losses of $853 and $854 ..........................     36,219         36,744
Accrued interest receivable ........................          1              1
Federal Home Loan Bank stock, at cost ..............        312            294
Real estate investment - limited partnership,
  at equity ........................................        405            426
Prepaid expenses and other assets ..................        435             36
Prepaid federal income taxes .......................         33             20
Premises and equipment, at cost less accumulated
  depreciation .....................................        268            294
                                                        -------        -------
      TOTAL ASSETS .................................    $73,904        $72,497
                                                        =======        =======
      LIABILITIES
      -----------
Deposits ...........................................    $58,410        $57,854
Accrued interest payable ...........................        124            127
Accounts payable and other liabilities .............      1,359            798
Note payable .......................................        400            400
Deferred federal income tax liability ..............         26            155
                                                        -------        -------
      TOTAL LIABILITIES ............................     60,319         59,334

      EQUITY
      ------
Retained earnings substantially restricted .........     12,330         11,899
Net unrealized gains on securities available for
  sale, net of related tax effects of $651 and $646       1,255          1,264
                                                        -------        -------
      TOTAL EQUITY .................................     13,585         13,163
                                                        -------        -------
      TOTAL LIABILITIES AND EQUITY .................    $73,904        $72,497
                                                        =======        =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME

                    HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                             OF NILES AND SUBSIDIARY

                                 (In Thousands)


                                           Three Months Ended  Nine Months Ended
                                              September 30        September 30
                                           ------------------  -----------------
                                             1998      1997      1998      1997
                                           --------  --------  --------  -------
Interest income:
  Loans receivable:
    First mortgage loans .................  $  701   $   719    $2,167   $2,089
    Consumer and other loans .............      24        28        73       81
  Mortgage-backed and related securities .     186       141       568      475
Investments ..............................     237       262       722      920
Interest-bearing deposits ................      75        91       194      160
                                            ------   -------    ------   ------
      TOTAL INTEREST INCOME ..............   1,223     1,241     3,724    3,725
Interest expense:
  Deposits ...............................     606       618     1,824    1,811
  Borrowings .............................       8        11        26       36
                                            ------   -------    ------   ------
      TOTAL INTEREST EXPENSE .............     614       629     1,850    1,847
                                            ------   -------    ------   ------
      NET INTEREST INCOME ................     609       612     1,874    1,878
Provision for loan losses ................      --       246        20      246
                                            ------   -------    ------   ------
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES ........     609       366     1,854    1,632
Noninterest income:
  Gain on sale of investments ............      --        --       461       --
  Service fees and other .................       6         6        20       21
                                            ------   -------    ------   ------
      TOTAL NONINTEREST INCOME ...........       6         6       481       21
Noninterest expense:
  Equity in loss of limited partnership ..      11         9        22       29
  General and administrative:
    Compensation and benefits ............     201       214     1,409      660
    Occupancy and equipment ..............      22        23        74       73
    Federal deposit insurance premiums ...       8        10        26       21
    Other operating expense ..............     116        86       256      253
                                            ------   -------    ------   ------
      TOTAL NONINTEREST EXPENSE ..........     358       342     1,787    1,036
                                            ------   -------    ------   ------
      INCOME BEFORE INCOME TAXES .........     257        30       548      617
Federal income taxes (credit) ............      65       (10)      117      148
                                            ------   -------    ------   ------
      NET INCOME .........................  $  192   $    40    $  431   $  469
                                            ======   =======    ======   ======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF EQUITY

                    HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                             OF NILES AND SUBSIDIARY

                  Nine months ended September 30, 1998 and 1997

                                 (In Thousands)

                                                 Retained    Accumulated Other     Total
                                                 Earnings  Comprehensive Income   Equity
                                                 --------  --------------------  --------
Balance at January 1, 1997 ....................   $11,513        $   650         $ 12,163

Comprehensive income:
  Net income for the nine month period ........       469             --              469

Other comprehensive income:
  Unrealized gains on securities available for
    sale, net of related tax effects of $225 ..        --            319              319
                                                  -------        -------         --------
      COMPREHENSIVE INCOME ....................       469            319              788
                                                  -------        -------         --------
      BALANCE SEPTEMBER 30, 1997 ..............   $11,982        $   969         $ 12,951
                                                  =======        =======         ========

Balance at January 1, 1998 ....................   $11,899        $ 1,264         $ 13,163

Comprehensive income:
  Net income for the nine month period ........       431             --              431

Other comprehensive income:
  Unrealized gains on securities available for
    sale, net of related tax effects of $152 ..        --            295              295
  Less reclassification adjustments, net of
    related tax effects of $157 ...............        --           (304)            (304)
                                                  -------        -------         --------
      COMPREHENSIVE INCOME ....................       431             (9)             422
                                                  -------        -------         --------
      BALANCE SEPTEMBER 30, 1998 ..............   $12,330        $ 1,255         $ 13,585
                                                  =======        =======         ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                             OF NILES AND SUBSIDIARY

                  Nine months ended September 30, 1998 and 1997

                                 (In Thousands)


                                                                 September 30
                                                             -------------------
                                                               1998       1997
                                                             -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................   $   431    $   469
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred income taxes credit .......................      (124)      (104)
      Depreciation .......................................        37         33
      Amortization of discounts on investments and
        mortgage-backed and related securities ...........       (17)       (24)
      Gain on sale of securities available for sale ......      (461)        (4)
      Equity in loss of limited partnership ..............        21         29
      Provision for loan losses ..........................        20        246
      Income reinvested from liquid asset mutual funds ...        --       (510)
      Federal Home Loan Bank stock dividends .............       (18)       (14)
      Net increase in accrued interest receivable and
        prepaid expenses and other assets ................      (413)        (1)
      Net increase in accrued interest, accounts
        payable and other liabilities ....................       558         83
                                                             -------    -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ......        34        203

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of securities available for sale ....       470      4,819
  Proceeds from principal payments on mortgage-backed
    and related securities ...............................     7,393      7,326
  Purchase of mortgage-backed and related securities .....    (6,569)    (5,871)
  Net increase in interest-bearing deposits with banks ...    (2,143)    (2,563)
  Net (increase) decrease in loans .......................       505     (4,077)
  Additions to premises and equipment ....................       (11)       (62)
                                                             -------    -------
          NET CASH USED IN INVESTING ACTIVITIES ..........      (355)      (428)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in savings accounts ............       341       (227)
  Net increase in certificates of deposit ................       215        529
                                                             -------    -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ......       556        302
                                                             -------    -------
          NET INCREASE IN CASH ...........................       235         77

CASH AT BEGINNING OF PERIOD ..............................       819        656
                                                             -------    -------
CASH AT END OF PERIOD ....................................   $ 1,054    $   733
                                                             =======    =======
Cash paid during the period for:
  Interest on deposits ...................................   $ 1,825    $ 1,818
  Income taxes ...........................................   $   249    $   351


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

                    HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                             OF NILES AND SUBSIDIARY

                     September 30, 1998 and 1997 (Unaudited)



NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies followed by the Home Federal Savings and Loan Association (a mutual association) are in accordance with generally accepted accounting principles and conform to general practices within the savings and loan industry.

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10- QSB and, therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management believes that all normal recurring adjustments that are necessary for a fair representation of interim period financial information have been reflected in these financial statements.

     Comprehensive Income:

          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the determination, reporting and presentation of comprehensive income and its components in financial statements. The Association adopted this statement in 1998. The only component of comprehensive income included in the financial statements is unrealized gains on securities available for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The profitability of Home Federal Savings and Loan Association of Niles ("Home Federal" or the "Association") depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities mortgage-backed and related securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Home Federal's profitability also is dependent, to a lesser extent, on the level of its noninterest income, provision for loan losses, noninterest expense and income taxes.

         The Association's operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond the Association's control.

Changes in Financial Condition

         The Association's total assets increased by $1.4 million, or 1.9%, to $73.9 million at September 30, 1998 from $72.5 million at December 31, 1997. Cash and cash equivalents increased $2.4 million as a result of the net repayment of loans, investment securities, and mortgage-backed and related securities and an increase in deposits. Loans receivable decreased $525,000 and investment, mortgage-backed and related securities decreased $829,000. In addition, prepaid expenses and other assets increased $399,000, primarily in connection with the Association's conversion from mutual to stock form. As market yields dropped and the yield flattened during most of 1998, the Association built liquidity, shortening the duration of its assets and lowering its interest rate risk exposure.

         Total liabilities increased $985,000 to $60.3 million at September 30, 1998. Deposits increased by $556,000, or 1.0%, in the first nine months of 1998. Accounts payable and other liabilities increased by $561,000, or 70.3%, for the first nine months of 1998. The increase in accounts payable was primarily due to the accrual of a $384,000 obligation under certain executive deferred compensation plans, $288,000 of which was associated with a final installment, lump sum payment to the plans. Additionally, escrow accounts associated with conversion subscriptions totaled $234,000 at September 30, 1998.

         Total equity increased $422,000 to $13.6 million at September 30, 1998. The increase in total equity, which represented a 3.2% increase for the first nine months of 1998, was comprised of $431,000 in net income and a $9,000 decrease in net unrealized gains on securities available for sale.


         The Association's nonperforming assets, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $1.2 million at September 30, 1998, or 1.7% of total assets compared to $1.7 million, or 2.3% of total assets as of December 31, 1997. The allowance for loan losses was $853,000 at September 30, 1998, equivalent to 69.1% of non-performing assets and 2.3% of total loans. See "Results of Operations - Provision for Loan Losses."

Results of Operations

         General. For the three months and nine months ended September 30, 1998 Home Federal Savings and Loan Association of Niles (Home Federal or the "Association") recorded net income of $192,000 and $431,000, respectively. These net income figures resulted in an annualized return on average assets of 1.05% and 0.79% for the three and nine month periods ended September 30, 1998, respectively. The annualized return on retained earnings for the three and nine months ended September 30, 1998 was 6.28% and 4.73%, respectively.

         Net Income. Net income increased by $152,000, or 380.0%, for the three months ended September 30, 1998, but decreased by $38,000, or 8.1% for the nine months ended September 30, 1998 as compared to the respective 1997 periods. The increase in net income for the three months ended September 30, 1998 was primarily due to a $246,000 reduction in the provision for loan losses, partially offset by an increase in federal income tax expense of $75,000 as compared to the same period one year prior. The decrease in net income for the first nine months of 1998 was primarily due to a $751,000 increase in noninterest expense, partially offset by a $461,000 gain on the sale of investments and a decrease of $226,000 in the provision for loan losses compared to the same nine month period in 1997.

         Net Interest Income. Net interest income decreased $3,000 to $609,000 for the three months and $4,000 to $1,874,000 for the nine months ended September 30, 1998, compared to the same three and nine month periods in 1997. Interest income decreased $18,000 to $1,223,000 for the three months ended September 30, 1998, primarily as a result of a 23 basis point decline in the yield on the Association's loan portfolio, as its adjustable-rate loan portfolio adjusted downward and borrowers refinanced existing fixed-rate loans in connection with general lower market interest rates. Interest income for the nine months ended September 30, 1998 remained relatively unchanged compared to the same nine month period in 1997; however, interest income earned on loans increased $70,000 for the nine month period in 1998 compared to the same period in 1997, primarily as a result of a $1.4 million increase in the average balance of the loan portfolio. This increase was more than offset by a $71,000 decline in interest earned on other interest-earning assets (consisting of investment securities, mortgage-backed and related securities and interest-bearing deposits with other institutions). Interest on other interest-earning assets declined as a result a $436,000 decline in the average-balance of these assets resulting from prepayments and maturities of the Association's investment securities and mortgage-backed and related securities, as well as a 20 basis point decline in the yield earned on such assets as a result of a general decline in market interest rates.

         Interest expense declined $15,000 to $614,000 for the three months and increased $3,000 to $1,850,000 for the nine months ended September 30, 1998, compared to the same three and nine month periods in 1997. The decrease in interest expense for the three month period was the result of a 14 basis point decline in the average rate paid on interest-bearing liabilities, offset slightly by a higher outstanding balance of interest-bearing liabilities in 1998.

         Provision for Loan Losses. No provision for loan losses was recorded for the three months ended September 30, 1998 compared to a $246,000 provision for the same three month period in 1997. A $20,000 provision for loan losses was recorded for the nine months ended September 30, 1998 compared to a $246,000 provision for the same nine month period in 1997. The provision for loan losses is a result of management's periodic analysis of risks inherent in the Association's loan portfolio from time to time, as well as the adequacy of the allowance for loan losses.

         It is the Association's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in the Association's market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

         Management will continue to monitor the Association's allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Association maintains its allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional allowance.

         Noninterest Income. Noninterest income of $6,000 was unchanged for the three months ended September 30, 1998 as compared to the same period in 1997. Noninterest income for the nine months ended September 30, 1998 was $481,000 compared to $21,000 for the same period in 1997. This $460,000 increase was primarily due to a gain on sale of investment securities.

         Noninterest Expense. Noninterest expense increased $16,000, or 4.7%, for the three months ended September 30, 1998 as compared to the same period in 1997. Noninterest expense increased $751,000, or 72.5%, for the nine months ended September 30, 1998, as compared to the same period in 1997. The primary component of this increase was compensation and benefits, which increased by $749,000, or 113.5%, from the same nine month period in 1997. This increase was primarily attributable to a $435,000 bonus paid all employees in April 1998 and a $288,000 lump-sum contribution to executive deferred compensation plans in exchange for the suspension of further contributions to the executives under such plans.

         Federal Income Taxes. The provision for federal income taxes increased by $75,000 in the three months ended September 30, 1998 and decreased by $31,000 for the nine months ended September 30, 1998 as compared to the same periods in 1997. For the three month period ended September 30, 1998 the increase in the provision for federal income taxes as compared to the same period in 1997 was primarily due to significantly higher pre-tax income and a significant increase in the effective tax rate. The effective tax rate increased to 25.3% in the current three month period compared to a federal income tax benefit level in the same period one year prior. Tax credits generated by the Association's investment in a limited partnership more than offset federal income tax liability in the 1997 period.

Liquidity and Capital Resources

         As of September 30, 1998 the Association had a regulatory liquidity ratio of 11.06%, noticeably in excess of the current minimum regulatory requirement of 4.0%. Total cash and cash equivalents amounted to $7.2 million as of September 30, 1998.

         Cash was generated by the Association's operating activities during the first nine months of 1998 and 1997 primarily as a result of net income in each period. The adjustments to reconcile net income to net cash provided by operations during the periods presented consisted of deferred income tax credits, depreciation, the amortization of discounts on investments and mortgage backed and related securities, the gain on sale of securities available for sale, equity in loss of limited partnership, provision for loan losses, income reinvested from liquid asset mutual funds, Federal Home Loan Bank stock dividends and changes in various receivable accounts, payable accounts and prepaid expenses. Investing activities used net cash in each of the nine month periods presented. The purchase of mortgage-backed and related securities and an increase in interest bearing deposits with banks were the primary investing activities undertaken in the nine month period ended September 30, 1998. The aforementioned two items plus a net increase in loans were the primary investment activities undertaken in the nine month period ended September 30, 1997. The primary financing activity of the Association consists of accepting deposits from the public. An increase in deposits provided funds in each of the nine month periods presented.

         Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of September 30, 1998,

Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 16.83%, 16.83% and 31.53%, respectively.

Impact of Inflation and Changing Prices

         The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of Home Federal's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Home Federal's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Year 2000 Issues

         The approaching millennium is causing organizations of all types to review their computer systems for the ability to properly accommodate the year 2000 ("Y2K"). When computer systems were first developed, two digits were used to designate the year in date calculations and "19" was assumed for the century. As a result, there is significant concern about the integrity of date sensitive calculations when the calendar rolls over to January 1, 2000. An older system could interpret 01/01/00 as January 1, 1900 potentially causing major problems calculating interest, payment, delinquency or maturity dates. An internal committee of the Association, comprised of two officers and an outside director, has been formed to address the potential risk that Y2K poses for the Association.

         Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally insured regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Association, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions, or the imposition of civil money penalties.

         Accurate data processing is essential to the Association's operations and a lack of accurate processing by its vendors or by the Association could have a significant adverse impact on the Association's financial condition and results of operations. The Association has been assured by its data processing service bureau that their computer services will function properly on and after January 1, 2000. If by the end of 1998 it appears that the Association's primary data processing service bureau will be unable to resolve the Y2K problem in a timely manner, a secondary data processing service provider will be found to complete the task. If such a contingency provider cannot be found, the Association will identify and implement those steps necessary to minimize the negative impact of the Y2K problem. The Association has also received Y2K updates from most of its material non-information system providers, including but not limited to security cameras, credit card and ATM card processors, the vault alarm, check printers, telephone systems, participation loan servicers, and institutions it invests through or with, and based on these updates does not anticipate any significant Y2K issues. At this time the expense that Home Federal may incur in relation to handling Y2K issues cannot be determined.

         In addition to expenses related to the Association's own systems, it could incur losses if loan payments are delayed due to Y2K problems affecting any of its significant borrowers or impairing the payroll systems of large employers in its market area. The Association has been communicating with its vendors to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. The Association has also sent Y2K readiness request letters to certain borrowers. These borrowers were selected based on the aggregate amounts owed to the Association, the type of loans outstanding, and the perceived Y2K risk based on management's knowledge of the loan customers and their operations. To date, the Association has not been advised by such parties that they do not have plans in place to address and correct the issues associated with the Y2K problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation. Currently, due to the types of borrowers doing business with the Association and the nature of its loans with such borrowers, the Association does not consider the Y2K issue as part of its underwriting criteria.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

         There are no matters required to be reported under this item.

Item 2. Changes in Securities:

         On September 11, 1998, the Company's Registration on Form SB-2 (File No.333-58883) covering up to 2,645,000 shares of common stock at $10.00 per share to be issued in connection with the Company's initial public offering was declared effective. The offering commenced on September 23, 1998 and terminated on October 14, 1998. The offering closed on October 26, 1998 and 1,754,411 shares of Company stock, par value $0.01 per share, were sold at a price of $10.00 per share. Charles Webb & Company, a division of Keefe, Bruyette & Woods, Inc. ("Webb") acted as Investment Advisor to the Company and assisted in the sale of the Company's common stock on a "best efforts" basis.

         Since the effective date of the registration statement, the Company incurred $588,000 in expenses in connection with the issuance and distribution of the securities registered. $250,000 was paid to or on behalf of Webb and $338,000 represented other expenses of the offering. No such payments were made either directly or indirectly to directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

         In connection with the offering, the Company received $16.956 million in proceeds after deducting expenses. The Company intends to utilize $7.074 million of the net proceeds as working capital. Initially, the Company has invested those funds in short-term liquid assets. The Company loaned $1.404 million of the net proceeds to the Employee Stock Ownership Plan to purchase Company common stock and $8.478 million of the net proceeds was used to purchase all of the stock of the Company's wholly-owned subsidiary, Home Federal Savings and Loan Association of Niles. No direct or indirect payments to directors or officers of the Company or their associates, or ten percent owners of the Company, or affiliates of the Company were made by the Company from the net proceeds.


Item 3. Defaults Upon Senior Securities:

         There are no matters required to be reported under this item.

Item 4. Submission of Matters to a Vote of Security Holders:

         There are no matters required to be reported under this item.

Item 5. Other Information:

         There are no matters required to be reported under this item.

Item 6. Exhibits and Reports on Form 8-K:

         (a) The following exhibit is filed herewith:

                  EXHIBIT NO.                        DESCRIPTION
                  -----------                        -----------
                     27.1                       Financial Data Schedule

         (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST NILES FINANCIAL, INC.
                                       Registrant


Date:    November 16, 1998             By: /s/ William L. Stephens
                                           -------------------------------------
                                           William L. Stephens
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


Date:    November 16, 1998             By: /s/ Lawrence Safarek
                                           -------------------------------------
                                           Lawrence Safarek
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)