Form 10KSB40
period 1998-12-31
FIRST NILES FINANCIAL INC
filed 1999-03-26
CIK 1065823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (D) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         ----------  -----------

                         COMMISSION FILE NUMBER: 0-24849

                           FIRST NILES FINANCIAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                   Delaware                                      34-1870418
----------------------------------------------               -------------------
 (State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                               Identification No.)

  55 North Main Street, Niles,  Ohio                              44446-5097
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

   Registrant's telephone number, including area code:        (330) 652-2539
                                                      --------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----
           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X.    NO ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $5.7 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq System as of March 25, 1999, was $17.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 25, 1999, there were issued and outstanding 1,754,411 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB -- Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1998.

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 1999.

          Transitional Small Business Disclosure Format: Yes ____; No X

                           FORWARD-LOOKING STATEMENTS

         First Niles Financial, Inc., and its wholly-owned subsidiary, Home Federal Savings and Loan Association of Niles, may from time to time make written or oral "forward-looking statements", including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in First Niles' reports to stockholders and in other communications by the company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause First Niles' and Home Federal's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

      o     the  strength  of the  United  States  economy  in  general  and the strength of the local economies in which we conduct operations;
      o     the effects of, and changes in, trade,  monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
      o     inflation, interest rate, market and monetary fluctuations;
      o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
      o the willingness of users to substitute competitors' products and services for our products and services;
      o our success in gaining regulatory approval of our products and services, when required;
      o the impact of changes in financial services' laws and regulations, including laws concerning taxes, banking, securities and insurance;
      o     technological changes;
      o     acquisitions;
      o     changes in consumer spending and saving habits; and
      o     our success at managing the risks involved in the foregoing.

         The list of important factors stated above is not exclusive. We incorporate by reference those factors included in First Niles' Registration Statement on Form SB-2 (Reg. No. 333-58883). We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of First Niles or Home Federal.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         First Niles Financial, Inc., a Delaware corporation, was formed in July 1998 to act as the holding company for Home Federal Savings and Loan Association of Niles upon the completion of Home Federal's conversion from mutual to stock form. First Niles received approval from the Office of Thrift Supervision to acquire all of the common stock of Home Federal to be outstanding upon completion of the conversion from mutual to stock form. The conversion was completed on October 26, 1998. All references to First Niles or Home Federal, unless otherwise indicated, on or before October 26, 1998, refer to Home Federal before its conversion from mutual to stock form. References in this Form 10-KSB to "we", "us", and "our" refer to First Niles and/or Home Federal as the context requires.

         The business and management of First Niles consists of the business and management of Home Federal. At December 31, 1998, we had $86.7 million of assets and stockholders' equity of $29.9 million (or 34.50% of total assets). Our common stock is traded on The Nasdaq SmallCap Market under the symbol "FNFI".

         Home Federal is a federally chartered stock savings association headquartered in Niles, Ohio. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") and are backed by the full faith and credit of the United States.

         Our principal business is attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate, to a lesser extent, loans secured by first mortgages on non-owner-occupied one- to four-family residences, permanent and construction commercial and multi-family real estate loans, and consumer loans. Excess funds are generally invested in investment securities and mortgage-backed and related securities.

         Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, and interest expense on interest-bearing liabilities. Interest-earning assets include principally loans, investment securities, mortgage-backed and related securities and interest-earning deposits in other institutions. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability is also dependent, to a lesser extent, on the level of noninterest income, provision for loan losses, noninterest expense and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control.

         Our offices are located at 55 North Main Street, Niles, Ohio 44446-5097 and our telephone number is (330) 652-2539.

         For information relating to our year 2000 preparedness, costs, risks and contingency plans, see the discussion contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue" in the Annual Report attached as Exhibit 13 to this Annual Report on Form 10-KSB.

MARKET AREA

         Our primary market area is Niles, Ohio. Our primary lending area consists generally of the area within a 30 mile radius of the City of Niles. Although we may grant loans outside of this 30 mile radius upon the approval of our Board of Directors, we do not grant loans outside the State of Ohio.

         Trumbull County, where Home Federal is located, consists primarily of suburban and rural communities with manufacturing and wholesale distribution activities serving as the basis of the local economy. Major employers in the area include General Motors Corp. and WCI Steel, Inc.

         Our market area has experienced a higher current unemployment rate than Ohio and the United States. In December 1998, Trumbull County had an unemployment rate of 5.4%, compared to an unemployment rate of 3.9% in Ohio, and
4.3 % in the United States. Furthermore, the population of Niles has remained relatively stagnant from 1990 to 1998, and is expected to remain relatively constant for the foreseeable future.

         Our market area comprises a broad range of income and educational levels and employment sectors. In both Niles and Trumbull County, the services and manufacturing sectors represent approximately equal shares of the business and employment base, followed by the wholesale/retail sector. The level of financial competition in both Niles and Trumbull County is strong and dominated by commercial banks, with financial institutions of varying sizes and characteristics operating in and around our market area. These economic conditions and strong competition have also resulted in reduced loan demand which, in turn, has resulted in a high concentration of investment securities and mortgage-backed and related securities in our portfolio compared to typical savings institutions. In the event current economic and market conditions persist or worsen, and loan demand remains weak, no assurances can be given that we will be able to maintain or increase our mortgage loan portfolio, which could adversely affect our operations and financial results.

LENDING ACTIVITIES

         GENERAL. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make permanent and construction loans on multi-family and commercial properties, and a limited number of consumer and commercial business loans. Our mortgage loans carry either a fixed or an adjustable interest rate. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 1998, our net loan portfolio totaled $36.1 million, which constituted 41.7% of our total assets.

         Management originates all loans, which are subject to ratification by the Board of Directors. Commercial real estate loans and multi-family loans are generally reviewed by the Board before we extend a lending commitment. Unless we are aware of factors that may lead to an environmental concern, we generally do not require any environmental study at the time a loan is made. If an environmental problem were discovered to exist after a loan has been originated and the loan has become delinquent, we may choose not to foreclose on the property if the potential environmental liability would render foreclosure imprudent.

         Management is responsible for presenting to the Board information about the credit-worthiness of a borrower and the estimated value of the subject property. Information relating to credit-worthiness of a borrower generally consists of a summary of the borrower's credit history, employment, employment stability, net worth and income. The estimated value of the property must be supported by an appraisal report prepared in accordance with our appraisal policy.

         At December 31, 1998, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was approximately $3.3 million. At December 31, 1998, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. At that date, our largest lending relationship to a single borrower or a group of related borrowers consisted of nine loans totaling $2.3 million of which approximately $29,000 was unfunded at December 31, 1998. Of the nine loans, two loans were for the construction of a residential housing development, four loans were for individual home construction, and three loans were secured by apartment rental units and commercial office space. The second largest lending relationship at December 31, 1998, consisted of two purchased participation loans totaling $1.7 million for the construction of an apartment complex and a completed warehouse/office complex in Columbus, Ohio. Approximately $191,000 of the $756,000 apartment complex participation construction loan was unfunded at December 31, 1998. The third largest lending relationship at December 31, 1998, consisted of seven loans totaling $1.1 million. Five of the loans are secured by one- to four-family residences and two loans are for the development of residential real estate. Each of the foregoing loans was current and performing in accordance with its terms at December 31, 1998.

         Our next largest lending relationship at December 31, 1998, totaled $1.1 million and consisted of four loans secured by commercial and residential real estate. At December 31, 1998, the largest of the four loans, with a balance of $648,000, was nonperforming. See "- Asset Quality Nonperforming Assets."

         We had 13 other lending relationships which exceeded $400,000 at December 31, 1998. As of that date, all of these lending relationships were current and performing generally in accordance with their loan terms except for one lending relationship that was approximately 80 days delinquent. This lending relationship consisted of 18 loans secured primarily by single family rental units totaling $557,000.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. The dollar amounts and percentages were calculated before deductions for loans in process, deferred fees and discounts and allowances for losses.


                                                      December 31,
                                        ----------------------------------------
                                               1998                  1997
                                        ------------------    ------------------
                                         Amount    Percent     Amount    Percent
                                        -------    -------    -------    -------
                                                  (Dollars in Thousands)
REAL ESTATE LOANS:
------------------
 One- to four-family ...............    $25,474     66.81%    $25,634     64.29%
 Commercial ........................      5,042     13.23       4,603     11.54
 Multi-family ......................      1,298      3.40       4,143     10.39
 Construction or development .......      5,104     13.39       4,231     10.61
                                        -------    ------     -------    ------
     Total real estate loans .......     36,918     96.83      38,611     96.83
                                        -------    ------     -------    ------

OTHER LOANS:
------------
 Consumer Loans:
  Home equity ......................        915      2.40         926      2.32
  Deposit account ..................         82      0.21          84      0.21
                                        -------    ------     -------    ------
     Total consumer loans ..........        997      2.61       1,010      2.53
 Commercial business loans .........        213      0.56         255      0.64
                                        -------    ------     -------    ------
     Total other loans .............      1,210      3.17       1,265      3.17
                                        -------    ------     -------    ------
     Total loans ...................     38,128    100.00%     39,876    100.00%
                                                   ======                ======

LESS:
-----
 Loans in process...................      1,212                 2,278
 Allowance for losses...............        784                   854
                                        -------               -------
                                          1,996                 3,132
                                        -------               -------
 Total loans receivable, net........    $36,132               $36,744
                                        =======               =======

         The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.


                                                        December 31,
                                           -------------------------------------
                                                 1998                1997
                                           -----------------   -----------------
                                            Amount   Percent    Amount   Percent
                                           -------   -------   -------   -------
                                                   (Dollars in Thousands)
FIXED-RATE LOANS:
-----------------
 Real estate:
  One- to four-family ..................   $13,710    35.96%   $11,997    30.09%
  Commercial ...........................       318     0.83      1,430     3.59
  Multi-family .........................       188     0.49        289     0.72
  Construction or development ..........     3,698     9.70      1,776     4.45
                                           -------   ------    -------   ------
     Total real estate loans ...........    17,914    46.98     15,492    38.85
                                           -------   ------    -------   ------

 Consumer ..............................       997     2.61      1,010     2.53
 Commercial business ...................       213     0.56        255     0.64
                                           -------   ------    -------   ------
                                             1,210     3.17      1,265     3.17
                                           -------   ------    -------   ------
     Total fixed-rate loans ............    19,124    50.16     16,757    42.02

ADJUSTABLE-RATE LOANS:
----------------------
 Real estate:
  One- to four-family ..................    11,764    30.85     13,637    34.20
  Commercial ...........................     4,724    12.39      3,173     7.96
  Multi-family .........................     1,110     2.91      3,854     9.66
  Construction or development ..........     1,406     3.69      2,455     6.16
                                           -------   ------    -------   ------
     Total real estate loans ...........    19,004    49.84     23,119    57.98
 Consumer ..............................        --       --         --       --
                                           -------   ------    -------   ------
     Total adjustable-rate loans .......    19,004    49.84     23,119    57.98
                                           -------   ------    -------   ------
     Total loans .......................    38,128   100.00%    39,876   100.00%
                                                     ======              ======

LESS:
-----
 Loans in process.......................     1,212               2,278
 Deferred fees and discounts............        --                  --
 Allowance for loan losses..............       784                 854
                                           -------             -------
                                             1,996               3,132
                                           -------             -------
    Total loans receivable, net.........   $36,132             $36,744
                                           =======             =======

         The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios at December 31, 1998 before net items. Mortgage loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                      Real Estate Construction           Commercial
                          or Development                  Business                     Total
                      ------------------------     ---------------------       ---------------------
                                   Weighted                     Weighted                    Weighted
                                   Average                      Average                     Average
                      Amount         Rate          Amount         Rate         Amount         Rate
                      ------         ----          ------         ----         ------         ----
                                                   (Dollars in Thousands)
Due During Periods
Ending December 31,
-------------------
1999(1) .............   734          8.50              2          7.50            736          8.50
2000 to 2003......... 2,047          8.24             38          8.35          2,085          8.24
After 2003........... 2,323          8.21            173          8.13          2,496          8.20
                      -----          ----          -----          ----          -----          ----
     Totals           5,104          8.26            213          8.17          5,317          8.26

-----------------------
(1) Includes demand loans, non-accrual loans, loans having no stated maturity and overdraft loans.

         The total amount of loans in the above table due after December 31, 1999 which have fixed interest rates is $3.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $1.4 million.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. Residential loan originations are generated by our marketing efforts, present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 1998, one- to four-family residential mortgage loans totaled $25.5 million, or 66.8% of our gross loan portfolio.

         Home Federal currently originates one- to four-family mortgage loans on either a fixed or adjustable basis, as consumer demand dictates. The pricing strategy for fixed-rate mortgage loans revolves around setting interest rates that are competitive with other local financial institutions. Adjustable-rate mortgage loans are offered with either one-year or three-year repricing periods. Due to their wide availability and market rate sensitivity, we currently use the one-year and three-year U.S. Treasury Security Constants plus a margin of 250 basis points for pricing of adjustable-rate mortgage loans. During the year ended December 31, 1998, we originated $2.0 million of one- to four-family adjustable-rate mortgage loans and $3.6 million of one- to four-family, fixed-rate mortgage loans. We have not sold any mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis"in the Annual Report attached as Exhibit 13 to this Annual Report on Form 10-KSB.

         Fixed-rate loans secured by one- to four-family residences have maximum maturities of 30 years, and are fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a residential loan in our portfolio considerably. Our one- to four-family loans are not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

         Our one- to four-family residential adjustable-rate mortgage loans are fully amortizing with contractual maturities of up to 30 years, and payments due monthly. Our adjustable-rate mortgage loans provide for specified minimum and maximum interest rates. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. Our adjustable-rate mortgage loans are generally not convertible into fixed-rate loans.

         Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, and thus, increases the potential for default. We have not experienced significant delinquencies concerning these loans. See "- Asset Quality -- Non-Performing Assets" and "-Asset Quality -- Classified Assets."

         As mentioned above, we have primarily concentrated our lending activities on the origination of owner-occupied, one- to four-family residences. In recent years, however, loans secured by nonowner occupied, one-to four-family residences have accounted for a growing share of total loan volume. Generally, these loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but typically are originated at higher rates and lower loan-to-value ratios than owner-occupied loans.

         We generally underwrite our one- to four-family loans based on the applicant's employment, credit history, and appraised value of the subject property. Presently, we lend up to 90% of the lesser of the appraised value or purchase price for one- to four-family loans. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved and qualified by our Board of Directors. We generally require our borrowers to obtain title insurance and fire, property and flood insurance, if necessary, in an amount not less than the value of the security property.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. We are engaged in commercial and multi-family real estate lending. These loans are secured primarily by small retail establishments, small office buildings and other non-residential and residential properties located in our market area. At December 31, 1998, commercial real estate loans totaled $5.0 million or 13.2% of our gross loan portfolio and multi-family real estate loans totaled $1.3 million or 3.4% of our gross loan portfolio.

         Our loans secured by commercial and multi-family real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, which are generally determined upon negotiation with the borrower. Loan-to-value ratios on our commercial and multi-family loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments and have maximum maturities of 30 years. While maximum maturities may extend to 30 years, loans frequently have shorter maturities that generally range from 10 to 15 years.

         Loans secured by commercial and multi-family real estate are granted based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require personal guaranties of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial and multi-family real estate loans are performed by independent fee appraisers approved by our Board of Directors. See "- Loan Originations, Purchases and Repayments."

         Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans because they typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. For example, cash flow from the project is reduced if leases are not obtained or renewed. See "- Asset Quality -- Nonperforming Loans."

         CONSTRUCTION AND DEVELOPMENT LENDING. We originate residential construction loans to individuals as well as loans secured by building lots or raw land held for development. Presently, all of these loans are secured by property located within our market area. At December 31, 1998, we had $5.1 million in construction and development loans outstanding, representing 13.4% of our gross loan portfolio. At December 31, 1998, our two largest construction loans or lending relationships consisted of participation interests secured by two separate apartment complexes located in Columbus, Ohio. One of the participation interests totaled $1.0 million, with approximately $601,000 unfunded at December 31, 1998. The other participation interest totaled $756,000 with $191,000 unfunded at December 31, 1998.

         Construction loans to individuals for their residences generally are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms that match the one- to four-family loans then offered by Home Federal, except that during the construction phase the borrower pays only interest on the loan. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1998, $350,000 of our construction loans were to borrowers intending to live in the properties upon completion of construction.

         Loans secured by building lots or raw land held for development are generally granted with terms of up to five years and are available at a fixed interest rate. Payments on loans secured by building lots are due monthly and amortized on a 20-year basis, resulting in a balloon payment at maturity. Payments on raw land held for development are due monthly, and are interest only. Loans secured by building lots or raw land for development are granted based on both the financial strength of the borrower and the value of the underlying property. At December 31, 1998, we had $1.9 million of loans secured by building lots and raw land.

         Construction loans are obtained principally through continued business from builders who have previously borrowed from Home Federal, as well as referrals from existing and walk-in customers. The application process includes submission of accurate plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). We also conduct periodic inspections of the construction project being financed.

         There are uncertainties inherent in estimating construction costs and the market for the project upon completion. Accordingly, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of success of the project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

         OTHER LENDING. We also originate a nominal amount of consumer and commercial business loans, generally as an accommodation to our customers. Our consumer loan portfolio consists almost entirely of personal loans secured by first or second mortgages on real estate. These loans are offered at fixed rates of interest with terms not exceeding ten years.

LOAN ORIGINATIONS, PURCHASES AND REPAYMENTS

         We originate loans through our marketing efforts, existing and walk-in customers and referrals from real estate brokers and builders. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by local competition and the interest rate environment. During the last several years, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. Although our primary business is the origination of one- to four-family mortgage loans, competition from other financial institutions continues to limit the volume of loans we have been able to originate and place in our portfolio. As a result, we have purchased mortgage loans and investment and mortgage-backed and related securities to supplement our portfolios. We do not sell loans and our loans are not originated according to secondary market guidelines. Furthermore, during the past few years, like many other financial institutions, we have experienced significant prepayments on loans and mortgage-backed and related securities due to the sustained low interest rate environment prevailing in the United States.

         In periods of economic uncertainty, the ability of financial institutions, including Home Federal, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

         The following table shows our loan origination, purchase and repayment activities for the periods indicated.


                                                        Year Ended December 31,
                                                    ----------------------------
                                                       1998               1997
                                                    ---------          ---------
                                                            (In Thousands)
ORIGINATIONS BY TYPE:
---------------------
 Adjustable rate:
 Real estate - one- to four-family .......          $  2,000           $  2,876
                    - commercial .........             1,188                360
                    - multi-family .......                --                 --
                                                    --------           --------
         Total adjustable-rate ...........             3,188              3,236
                                                    --------           --------
 Fixed rate:
 Real estate - one- to four-family .......             3,555              3,188
                    - commercial .........                --                 --
                    - multi-family .......               675                 --
                    - land and development               371                 95
 Non-real estate - consumer ..............               575                462
                    - commercial business                 62                 56
                                                    --------           --------
         Total fixed-rate ................             5,238              3,801
                                                    --------           --------
         Total loans originated ..........             8,426              7,037
                                                    --------           --------

PURCHASES:
----------
 Real estate - one- to four-family .......                --              1,000
                    - commercial .........                --                900
                    - multi-family .......             1,000              1,000
                    - land and development               525                 --
                                                    --------           --------
         Total loans purchased ...........             1,525              2,900
 Mortgage-backed and related securities ..             9,541              7,872
                                                    --------           --------
         Total purchased .................            11,066             10,772
                                                    --------           --------

REPAYMENTS:
-----------
 Principal repayments ....................            20,223             13,645
                                                    --------           --------
         Total reductions ................            20,223             13,645
 Increase (decrease) in other items, net .               (37)              (668)
                                                    --------           --------
         Net increase (decrease) .........          $   (540)          $  3,496
                                                    ========           ========

ASSET QUALITY

         When a borrower fails to make a payment on a loan on or before the default date, the loan is considered 30 days past due. At that time, we generally send out a delinquent notice to the borrower. All delinquent accounts are reviewed by our collection officer, and at his or her discretion, we attempt to cause the delinquency to be cured by contacting the borrower. If the loan becomes 60 days delinquent, the collection officer will generally send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current within 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collection officer may accept a written repayment plan from the borrower which would bring the account current within 90 days. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving consent from our Board of Directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

         DELINQUENT LOANS. The following table sets forth our loan delinquencies by type, number, amount and percentage of type at December 31, 1998.


                                                Loans Delinquent For:
                             -----------------------------------------------------------
                                        30-89 Days                 90 Days and Over              Total Delinquent Loans
                             ---------------------------     ---------------------------      ---------------------------
                                                Percent                         Percent                          Percent
                                                of Loan                         of Loan                          of Loan
                             Number   Amount    Category     Number   Amount    Category      Number   Amount    Category
                             ------   ------    --------     ------   ------    --------      ------   ------    --------
                                                                (Dollars in Thousands)
Real Estate:
   One- to four-family         45     $1,388      5.45%         8     $  206      0.81%         53     $1,594      6.26%
   Commercial ........          1         35      0.69         --         --        --           1         35      0.69
   Multi-family ......         --         --        --         --         --        --          --         --        --
   Construction or
     development .....          2        182      3.57          2        743     14.55           4        925     18.12
Consumer .............          1          3      0.30          1          6      0.60           2          9      0.90
Commercial ...........          2         50     23.47         --         --        --           2         50     23.47
                              ---     ------                  ---     ------                   ---     ------
     Total ...........         51     $1,658      4.35%        11     $  955      2.50%         62     $2,613      6.85%
                              ===     ======                  ===     ======                   ===     ======

         NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. For all years presented, we have had no foreclosed assets and no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

                                                                December 31,
                                                           ---------------------

                                                            1998          1997
                                                           -------       -------
                                                          (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ..............................       $   --        $   --
  Construction or development ......................          648           875
                                                           ------        ------
     Total .........................................          648           875
                                                           ------        ------

Accruing loans delinquent more than 90 days:
  One- to four-family ..............................          206            95
  Multi-family .....................................           --            --
  Commercial real estate ...........................           --           653
  Construction or development ......................           95            33
  Consumer .........................................            6             6
  Commercial business ..............................           --            --
                                                           ------        ------
     Total .........................................          307           787
                                                           ------        ------

Total non-performing loans .........................       $  955        $1,662
                                                           ======        ======
Total as a percentage of gross loans receivable ....         2.59%         4.42%
                                                           ======        ======

         Except as discussed below, there were no nonperforming loans to any one borrower or group of related borrowers that exceeded either individually or in the aggregate $300,000.

         Included in the table above is a commercial real estate loan with an outstanding balance of $648,000 at December 31, 1998. This loan is for the development of 34 single-family lots and 23 condominium sites for the eventual construction of 56 condominium units. This loan was originated in June 1994 for $1.0 million with a loan-to-value ratio of approximately 79%. The development consists of three phases. The first phase is for the development of 34 single-family residential lots and phase two is for the development of 23 condominium sites. Phase three, for which we have not granted any financing commitment, is for the development of 37 additional single-family lots. The borrower initially projected that phase one would be completed in early 1995, with sales occurring during 1995 and 1996. As a result of construction delays, phases one and two were completed during the first quarter of 1997. Lot sales have been significantly slower than projected with only seven single-family lots and six condominium sites having been sold as of December 31, 1998. Lot sales remain slow.

         For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $95,000. The amounts that were included in interest income on such loans were $2,000.

         OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above as of December 31, 1998, there was an aggregate of $1.0 million in net book value of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

         The largest loan of concern consists of a $542,000 loan secured by an individual commercial property. This loan was originated in December 1994 for $582,000 and at December 31, 1998 was current and performing in accordance with its loan terms. Management is monitoring this loan based on its evaluation of the borrower's cash flow and financial condition, which raises concerns regarding the borrower's ability to service this loan in the future.

         The other lending relationship of concern consisted of 19 loans to a single borrower totaling $486,000 at December 31, 1998. Each loan is secured by a residential rental property. Each of the loans comprising this lending relationship was approximately 30 days delinquent at December 31, 1998. Management is monitoring these loans as a result of the borrower's cash flow problems resulting from higher than expected vacancies on the properties.

         CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is unwarranted.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off that particular amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

         In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 1998, we had classified $1.5 million of our assets as substandard, which represents 5.0% of shareholders' equity and 1.8% of total assets. No assets were classified as doubtful or as loss.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses which is based on management's evaluation of past loss experience, current trends in the level of delinquent and specific problem loans, loan concentration to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. A significant portion of our loan portfolio is concentrated in one- to four-family mortgage loans which, historically, has not led to any significant loan losses. Management prepares quarterly analyses of loans classified as substandard and non-performing, and evaluates these loans in connection with its determination of the appropriate provision for loan losses to be recorded for the period. Management also analyzes borrowers with significant outstanding balances to reevaluate credit risk, the quality of the loan and factors that may affect the borrowers' ability to pay. Accordingly, the allowance represents managements's estimate of losses inherent in our loan portfolio as of a specified date.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to our allowance will be the result of periodic loan, property and collateral reviews and thus, cannot be predicted in advance. At December 31, 1998, our total allowance for loan losses represented coverage of 82.1% of non-performing loans. See Notes A and C of the Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of our allowance for loan losses.


                                                            At and For the Years
                                                             Ended December 31,
                                                            --------------------
                                                               1998       1997
                                                            --------     -------
                                                                (In Thousands)

Balance at beginning of period ...........................     $ 854      $ 301

Charge-offs: One- to four-family .........................        21        147
                                                               -----      -----
    Total charge-offs ....................................        21        147

Recoveries: ..............................................        54         --
                                                               -----      -----
   Net charge-offs .......................................       (33)       147
Additions charged (reductions credited) to operations ....      (103)       700
                                                               -----      -----
Balance at end of period .................................     $ 784      $ 854
                                                               =====      =====

Ratio of net charge-offs (recoveries) during the period to
 average loans outstanding during the period .............     (0.09)%     0.41%
                                                               =====      =====

Ratio of net charge-offs during the period to
 average non-performing loans ............................     (2.27)%    11.51%
                                                               =====      =====

         During the year ended December 31, 1997, we recorded a provision for loan losses of $700,000, increasing the allowance for loan losses to $854,000. We increased the allowance to reflect the additional credit risk inherent in our portfolio as a result of an increased amount of loans held in the portfolio, an increased level of nonperforming loans, a charge-off of $147,000 arising from the write-down of a loan to estimated net realizable value, as well as management's continuing reassessment of the portfolio. The allowance was increased to reflect the deterioration of loans made to four separate borrowers where full collection of loan principal had become uncertain, including three loans which had become impaired. The increased allowance also reflected management's assessment of additional credit risk resulting from a significant increase in loan concentrations to several borrowers for financing one- to four-family rental properties that are dependent on future rent collections.

         During the year ended December 31, 1998, we reduced the allowance for loan losses to $784,000. To reduce the allowance, $103,000 was credited back to operations through the provision for loan losses. We reduced the allowance to reflect the decreased level of nonperforming loans and management's reassessment of the loan portfolio as of December 31, 1998.

         The distribution of our allowance for loan losses at the dates indicated is summarized as follows:


                                                                          December 31,
                                   ----------------------------------------------------------------------------------

                                                   1998                                         1997
                                   --------------------------------------       -------------------------------------

                                                               Percent                                        Percent
                                                               of Loans                                      of Loans
                                                  Loan         in Each                          Loan          in Each
                                   Amount of     Amounts       Category         Amount of      Amounts       Category
                                   Loan Loss        by         to Total         Loan Loss        by          to Total
                                   Allowance     Category       Loans           Allowance     Category         Loans
                                   ---------     --------      ---------        ---------     ---------      --------
                                                                     (Dollars in Thousands)
One- to four-family .......        $   154        $25,474         66.81%        $   115        $25,634         64.29%
Multi-family, commercial,
  real estate, construction
  or development                       142         11,444         30.02             592         12,977         32.54
Consumer and commercial
  business.................              1          1,210          3.17               1          1,265          3.17
Unallocated ...............            487             --            --             146             --            --
                                   -------        -------        ------         -------        -------        ------
     Total ................        $   784        $38,128        100.00%        $   854        $39,876        100.00%
                                   =======        =======        ======         =======        =======        ======

INVESTMENT ACTIVITIES

         Home Federal must maintain minimum levels of investments that qualify as liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by Office of Thrift Supervision regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1998, our liquidity ratio was 22.8%. The liquidity ratio represents liquid assets as a percentage of net withdrawable savings deposits and current borrowings.

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. We generally invest in the foregoing types of investments. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on our investment activities.

         President Stephens and Vice President Swift have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loans.

         The general objectives of our investment portfolio are to: (i) provide and maintain liquidity within the guidelines prescribed by Office of Thrift Supervision regulations; (ii) provide liquidity when loan demand is high and to assist in maintaining earnings when loan demand is low; and (iii) maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis"in the Annual Report attached as Exhibit 13 to this Annual Report on Form 10-KSB.

         Our investment securities consist primarily of mutual funds that have assets that conform to the investments that a federally chartered savings institution is authorized to make directly. These funds offer professional management, easy access to funds, continuous reinvestment and relatively low historical price volatility. Currently, we are invested in three different mutual funds.

         Our mortgage-backed and related securities portfolio consists of securities issued under government-sponsored agency programs. We hold primarily collateralized mortgage obligations. Collateralized mortgage obligations are special types of pass-through debt securities in which the principal and interest payments on the underlying mortgages or mortgage-backed securities are used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.

         Our policy is to purchase only collateralized mortgage obligations that are in the first or second repayment tranche (investment class) and are AAA rated. The expected life of our collateralized mortgage obligations is typically under five years at the time of purchase. Premiums associated with collateralized mortgage obligations purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average lives of the collateralized mortgage obligations. The purpose of our collateralized mortgage obligation investment strategy is to: (i) assist in maintaining Home Federal's qualified thrift lender status (see "Regulation - Qualified Thrift Lender"); (ii) generate high cash flow so as to lessen liquidity and reinvestment risk; (iii) preserve asset quality; and (iv) generate additional interest income. At December 31, 1998, we held collateralized mortgage obligations totaling $12.4 million, all of which were secured by underlying collateral issued under government agency-sponsored programs. All of our collateralized mortgage obligations and mortgage-backed securities are currently classified as held to maturity. At December 31, 1998, our collateralized mortgage obligations did not qualify as high risk mortgage securities under Office of Thrift Supervision regulations.

         While mortgage-backed and related securities, such as collateralized mortgage obligations, carry reduced credit risk as compared to conventional loans, mortgage-backed and related securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and thus, affect both the prepayment speed, and value, of such securities.

         The following table sets forth the composition of our investment and mortgage-backed and related securities portfolio at the dates indicated. Our investment securities portfolio at December 31, 1998, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the U.S. Government or its agencies and excluding our mutual fund investments.


                                                                                  December 31,
                                                         ---------------------------------------------------------

                                                                    1998                            1997
                                                         ------------------------         ------------------------

                                                           Book             % of            Book             % of
                                                           Value           Total            Value           Total
                                                         --------          ------         ---------         ------
                                                                                (Dollars in Thousands)
Investment securities:
  Mutual funds(1) ...............................        $ 15,333          76.40%         $ 15,347          86.51%
  Freddie Mac stock .............................           2,577          12.85             2,085          11.75
  Corporate debt securities .....................           1,826           9.10                --             --
  Federal Home Loan Bank stock ..................             317           1.58               294           1.66
  Other .........................................              15           0.07                15           0.08
                                                         --------         ------          --------         ------
     Total investment securities and Federal Home
       Loan Bank stock ..........................        $ 20,068         100.00%         $ 17,741         100.00%
                                                         ========         ======          ========         ======

Mortgage-backed and related securities:
  Collateralized mortgage obligations ...........        $ 12,385          99.62%         $ 12,238          99.02%
  Freddie Mac ...................................              60           0.48                93           0.75
  Government National Mortgage Association ......              27           0.22                53           0.43
                                                         --------         ------          --------         ------
                                                           12,472         100.32            12,384         100.20
Unamortized discounts, net ......................             (40)         (0.32)              (25)         (0.20)
                                                         --------         ------          --------         ------
     Total mortgage-backed securities ...........        $ 12,432         100.00%         $ 12,359         100.00%
                                                         ========         ======          ========         ======

Other interest-earning investments:
  Money market mutual fund ......................        $  5,404          33.50%         $     --             --%
  Interest-bearing deposits with banks ..........           1,500           9.30               727          17.92
  Federal funds sold ............................           9,225          57.20             3,330          82.08
                                                         --------         ------          --------         ------
     Total ......................................        $ 16,129         100.00%         $  4,057         100.00%
                                                         ========         ======          ========         ======

-----------------
(1) Mutual funds invest primarily in obligations of the U.S. Government and its agencies.

         The following table sets forth the contractual maturities of our mortgage-backed and related securities at December 31, 1998.



                                                                Due in                                        December
                             -----------------------------------------------------------------------------    31, 1998
                             6 Months  6 Months    1 to 3      3 to 5      5 to 10    10 to 20     Over 20    Balance
                             or Less   to 1 Year   Years       Years        Years       Years       Years    Outstanding
                             --------  ---------   -------     -------     -------    --------     -------   -----------
                                                                       (In Thousands)
Collateralized mortgage
obligations ...........     $   --     $    46     $    --     $    --     $ 4,167     $ 1,836     $ 6,296     $12,345

Freddie Mac ...........         --          --          --          60          --          --          --          60

Government National
  Mortgage Association          --          --          27          --          --          --          --          27
                            ------     -------     -------     -------     -------     -------     -------     -------

   Total ..............     $   --     $    46     $    27     $    60     $ 4,167     $ 1,836     $ 6,296     $12,432
                            ======     =======     =======     =======     =======     =======     =======     =======

SOURCES OF FUNDS

         GENERAL. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities and short-term investments, and funds provided from operations.

         DEPOSITS. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW accounts and certificate of deposit accounts currently ranging in terms from 91 days to three years. We only solicit deposits from our market area and do not use brokers to obtain deposits. We primarily rely on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates, and competition. Deposit balances decreased in 1998 as a result of our customers using their funds deposited at Home Federal to purchase shares of First Niles common stock in October 1998.

         The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We endeavor to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives. Based on our experience, we believe that our savings and checking accounts are relatively stable sources of funds. Our ability to attract and maintain certificates of deposit and the rates paid on these deposits, however, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the deposit flows at Home Federal during the periods indicated.



                                                      Years Ended December 31,
                                                   -----------------------------
                                                     1998                1997
                                                   ---------          ----------
                                                       (Dollars in Thousands)

Opening balance ..........................         $ 57,854           $ 57,673
Deposits .................................           41,048             35,880
Withdrawals ..............................          (46,223)           (37,875)
Interest credited ........................            2,158              2,176
                                                   --------           --------

Ending balance ...........................         $ 54,837           $ 57,854
                                                   ========           ========

Net increase (decrease) ..................         $ (3,017)          $    181
                                                   --------           ========

Percent increase (decrease) ..............            (5.21)%             0.31%
                                                   ========           ========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.


                                                                        December 31,
                                                        ------------------------------------------

                                                               1998                    1997
                                                        -------------------     ------------------
                                                                   Percent                Percent
                                                        Amount     of Total     Amount    of Total
                                                        ------     --------     ------    --------
                                                                   (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------
Passbook and statement savings accounts (2.50%)(1)     $20,763      37.86%     $22,289      38.53%
NOW accounts (2.50%)(1) ..........................       3,081       5.62        2,830       4.89
Money market accounts (2.55%)(1) .................       3,811       6.95        4,145       7.16
                                                       -------     ------      -------     ------

Total non-certificates ...........................      27,655      50.43       29,264      50.58
                                                       -------     ------      -------     ------

Certificates:
-------------

 2.00-3.99% ......................................         228       0.42           53       0.10
 4.00-5.99% ......................................      26,954      49.15       27,426      47.40
 6.00-7.99% ......................................          --         --        1,111       1.92
                                                       -------     ------      -------     ------

Total certificates ...............................      27,182      49.57       28,590      49.42
                                                       -------     ------      -------     ------
Total deposits ...................................     $54,837     100.00%     $57,854     100.00%
                                                       =======     ======      =======     ======

---------------------
(1)      Interest rates stated apply to December 31, 1998.

         The following table shows rate and maturity information for our certificates of deposit as of December 31, 1998.


                                                      2.00-            4.00-          6.00-                          Percent
                                                      3.99%            5.99%          7.99%          Total           of Total
                                                     ------           ------         ------         -------          --------

                                                                            (Dollars in Thousands)
Certificate Accounts Maturing in Quarter Ending:
------------------------------------------------
March 31, 1999 ...............................           28            9,017             --           9,045           33.28%
June 30, 1999 ................................           --            6,989             --           6,989           25.71
September 30, 1999 ...........................           --            3,102             --           3,102           11.41
December 31, 1999 ............................          200            3,313             --           3,513           12.92
March 31, 2000 ...............................           --            1,733             --           1,733            6.38
June 30, 2000 ................................           --            1,489             --           1,489            5.48
September 30, 2000 ...........................           --              289             --             289            1.06
December 31, 2000 ............................           --              330             --             330            1.21
March 31, 2001 ...............................           --              197             --             197            0.73
June 30, 2001 ................................           --              137             --             137            0.50
September 30, 2001 ...........................           --              212             --             212            0.78
December 31, 2001 ............................           --              146             --             146            0.54
Thereafter ...................................           --               --             --              --              --
                                                    -------          -------          -----         -------          ------
   Total .....................................      $   228          $26,954          $  --         $27,182          100.00%
                                                    =======          =======          =====         =======          ======
   Percent of total...........................         0.84%          99.166%            --%         100.00%
                                                    =======          =======          =====         =======

         The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.

                                                                              Maturity
                                                           ---------------------------------------------

                                                                         Over         Over
                                                           3 Months     3 to 6       6 to12      Over 12
                                                           or Less      Months       Months       Months      Total
                                                           --------     ------       -------     -------     -------

                                                                              (In Thousands)

Certificates of deposit less than $100,000...........       $7,636      $6,034        $5,695      $4,533     $23,898

Certificates of deposit of $100,000 or more..........        1,409         955           920          --       3,284
                                                            ------      ------        ------      ------     -------

Total certificates of deposit........................       $9,045      $6,989        $6,615      $4,533     $27,182
                                                            ======      ======        ======      ======     =======

         BORROWINGS. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread or when we desire additional capacity to fund loan demand. At December 31, 1998, we had borrowings totaling $300,000. The average balance of our borrowings during this period was $385,000. Our current borrowings relate to a five-year term note payable to a third party in connection with Home Federal's capital contribution to a limited partnership formed to construct multi-family housing units. See "-Subsidiary and Other Activities" and Note D of Notes to Consolidated Financial Statements.

SUBSIDIARY AND OTHER ACTIVITIES

         As a federally chartered savings association, Home Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its total assets, or $1.7 million at December 31, 1998, in the stock of, or unsecured loans, to service corporation subsidiaries. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 1998, Home Federal had no subsidiaries.

         In 1996, we acquired a fractional interest of 17.5% in an Ohio limited partnership formed to construct multi-family housing units. Under the terms of the limited partnership agreement, we will make a total capital contribution to the partnership of $500,000 and are allocated tax losses and affordable housing federal income tax credits. See Note D of Notes to Consolidated Financial Statements.

REGULATION

         GENERAL. Home Federal is a federally chartered savings association, the deposits of which are federally insured by the FDIC and backed by the full faith and credit of the U.S. Government. Accordingly, we are subject to broad federal regulation and oversight extending to all our operations. We are a member of the Federal Home Loan Bank of Cincinnati and are subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Home Federal, First Niles is also subject to federal regulation and oversight.

         FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The last regular Office of Thrift Supervision examination of Home Federal was as of November 1998. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require us to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the Office of Thrift Supervision.

         The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Home Federal and First Niles. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and- desist or removal orders and to initiate injunctive actions.

         Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus. If the loans are fully secured by certain readily marketable collateral, the lending limit is increased to 25% of unimpaired capital and surplus. At

December 31, 1998, our lending limit under this restriction was $3.3 million. We are in compliance with the loans-to-one-borrower limitation.

         INSURANCE OF ACCOUNTS AND REGULATION BY THE FEDERAL DEPOSIT INSURANCE CORPORATION. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the Office of Thrift Supervision an opportunity to take action, and may terminate deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 1998, we were classified as a well-capitalized institution.

         Effective January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund-insured institutions and Bank Insurance Fund-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 1998, this amount was equal to about six basis points for each $100 in domestic deposits for Savings Association Insurance Fund members while Bank Insurance Fund-insured institutions paid an assessment equal to about 1.50 basis points for each $100 in domestic deposits. The savings institutions assessment is expected to be reduced to about two basis points no later than January 1, 2000, when Bank Insurance Fund- insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

         REGULATORY CAPITAL REQUIREMENTS. All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital requirement. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. At December 31, 1998, we had tangible capital of $21.2 million, or 27.0% of adjusted total assets, which is approximately $20.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 1998, we had core capital equal to $21.2 million, or 27.0% of adjusted total assets, which is $18.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The Office of Thrift Supervision risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

         On December 31, 1998, we had total risk-based capital of approximately $22.8 million, including $21.2 million in core capital and $1.6 million in qualifying supplementary capital, and risk- weighted assets of $41.1 million, or total capital of 55.3% of risk-weighted assets. This amount was $19.5 million above the 8% requirement in effect on that date.

         The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. These actions may include submission of a capital restoration plan and various limitations on an institution's growth and operations, depending upon an institution's capital category. In certain cases the FDIC or the Office of Thrift Supervision may appoint a conservator or receiver for the institution.

         The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Home Federal may have a substantial adverse effect on its operations and profitability.

         LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Office of Thrift Supervision regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Office of Thrift Supervision recently revised regulations provide that a savings association may make a capital distribution without notice to the Office of Thrift Supervision, unless it is a subsidiary of a holding company, provided that it has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well-capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution, and the distribution does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). Savings associations that would remain adequately capitalized following the proposed distribution and meet the other noted requirements must notify the Office of Thrift Supervision 30 days prior to declaring a capital distribution. All other institutions or those seeking to exceed the noted amounts must file an application before making the distribution.

         QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 1998, we met the test and have always met the test since it became effective.

         Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Home Federal, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Home Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. We were examined for compliance under the Community Reinvestment Act in March 1997 and received a rating of "satisfactory."

         HOLDING COMPANY REGULATION. First Niles is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. First Niles is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over First Niles and its non-savings association subsidiaries which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, First Niles generally is not subject to activity restrictions. If First Niles acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of First Niles and any of its subsidiaries (other than Home Federal or any other Savings Association Insurance Fund-insured savings association) would generally become subject to additional restrictions.

         If we fail the qualified thrift lender test, within one year First Niles must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.

         FEDERAL SECURITIES LAW. The stock of First Niles will be registered with the SEC under the Securities Exchange Act of 1934. First Niles will be subject also to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

         First Niles stock held by persons who are affiliates, generally including the executive officers, directors and 10% stockholders, of First Niles may not be resold without registration or unless sold in accordance with certain resale restrictions. If First Niles meets specified current public information requirements, each affiliate of the company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         FEDERAL HOME LOAN BANK SYSTEM. We are a member of the Federal Home Loan Bank of Cincinnati, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances must be used for residential home financing.

         As a member, we are required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Cincinnati. At December 31, 1998, we had $317,000 in Federal Home Loan Bank stock, which was in compliance with this requirement. We receive dividends on our Federal Home Loan Bank stock. These dividends averaged 7.19% for 1998.

FEDERAL AND STATE TAXATION

         FEDERAL TAXATION. In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. Due to certain limitations as to allowable additions to the bad debt reserve, Home Federal has not made additions to its allowance since 1987 and will not be subject to federal income tax recapture.

         In addition to the regular income tax, corporations, including savings institutions, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

         A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 1998, the portion of our reserves subject to this treatment for tax purposes totaled approximately $2.54 million.

         We file  federal  income tax  returns on a fiscal  year basis using the
accrual   method  of  accounting.   First  Niles  does  not  anticipate   filing
consolidated federal income tax returns with Home Federal.

         The federal income tax returns of Home Federal for the last three years are open to possible audit by the Internal Revenue Service. No returns are being audited by the Internal Revenue Service at the current time. In the opinion of management, any examination of still open returns, including returns of predecessors or entities merged into Home Federal, would not result in a deficiency which could have a material adverse effect on the financial condition of Home Federal.

         OHIO TAXATION. We are subject to the Ohio corporate franchise tax. As a financial institution, we compute our franchise tax based on our net worth. Under this method, we will compute our Ohio corporate franchise tax by multiplying our net worth, as specifically adjusted pursuant to Ohio law, by the applicable tax rate, which is currently 1.4%. First Niles will also be subject to the Ohio corporate franchise tax. The tax imposed is the greater of the tax on net worth, or the tax on net income.

         DELAWARE TAXATION. As a Delaware holding company, First Niles is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. First Niles is also subject to an annual franchise tax imposed by the State of Delaware.

COMPETITION

         We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

         We attract all of our deposits through Home Federal's one office in Niles, Ohio. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in our market area, as well as mutual funds. We compete for these deposits by offering a variety of deposit accounts at competitive rates and superior service.

EXECUTIVE OFFICERS OF FIRST NILES

         WILLIAM L. STEPHENS. Mr. Stephens, age 67, serves as Chairman of the Board, President and Chief Executive Officer of Home Federal and First Niles. He has served in such capacities for Home Federal since 1969 and for First Niles since its formation in October 1998.

         GEORGE J. SWIFT. Mr. Swift, age 76, is Vice President and Secretary of Home Federal and First Niles. He has served in such capacities with Home Federal since 1969 and for First Niles since its formation in October 1998.

         LAWRENCE SAFAREK. Mr. Safarek, age 49, currently serves as Vice President and Treasurer of Home Federal and First Niles. He has served in such capacities with Home Federal since 1995 and for First Niles since its formation in October 1998. Mr. Safarek has been employed with Home Federal in numerous other capacities since 1971.

EMPLOYEES

         At December 31, 1998, we had a total of 14 employees, including one part-time employee. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         We conduct our business through Home Federal's only office located in Niles, Ohio, which is owned by Home Federal. We believe that our current facilities are adequate to meet the present and foreseeable needs of Home Federal and First Niles. The total net book value of Home Federal's premises and equipment, including land, building and leasehold improvements and furniture, fixtures and equipment, at December 31, 1998 was $256,000. See Note E of Notes to Consolidated Financial Statements.

         We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by Home Federal at December 31, 1998 was $33,000.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time First Niles is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, First Niles is not involved in any legal proceedings that are expected to have a material adverse impact on its consolidated financial position.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 45 of the 1998 Annual Report to Shareholders attached to this document as Exhibit 13 is incorporated herein by reference.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Pages 4 to 16 of the 1998 Annual Report to Shareholders attached to this document as Exhibit 13 is incorporated herein by reference.

ITEM 7.           FINANCIAL STATEMENTS

         The following information appearing in First Niles' 1998 Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Annual Report Section                                     Pages in Annual Report
---------------------                                     ----------------------

Report of Independent Auditors                                        17

Consolidated Balance Sheets as of December 31, 1998 and 1997          18

Consolidated Statements of Income for the Years                       19
  Ended December 31, 1998 and 1997

Consolidated statements of Comprehensive Income for the               20
 Years Ended December 31, 1998 and 1997

Consolidated Statements of Changes in Shareholders' Equity            21
 for the Years Ended December 31, 1998 and 1997

Consolidated Statements of Cash Flows for the Years                   22
  Ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements                        23 - 44

          With the exception of the aforementioned information, First Niles' Annual Report to Shareholders for the year ended December 31, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

          Information concerning Directors of First Niles is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

          Information concerning Executive Officers of First Niles is contained under the caption "Executive Officers of First Niles" in Part I of this Form 10-KSB, and is incorporated herein by this reference.

COMPLIANCE WITH SECTION 16(A)

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires First Niles' directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of First Niles. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish First Niles with copies of all Section 16(a) forms they file.

          To First Niles' knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 1998.

ITEM 10.       EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

               (A)  EXHIBITS

               See Index to Exhibits

               (B)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the three-month period ended December 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST NILES FINANCIAL, INC.



Date: March 25, 1999              By: /s/ William L.  Stephens
      --------------                  --------------------------------------
                                      William L. Stephens
                                      Chairman of the Board, President and Chief
                                      Executive Officer
                                      (DULY AUTHORIZED REPRESENTATIVE)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ William L.  Stephens                            Date: March 25, 1999
---------------------------------------------------       --------------
William L. Stephens, Chairman of the Board,
President and Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

/s/ George J.  Swift                                Date: March 25, 1999
---------------------------------------------------       --------------
George J. Swift, Vice President and Secretary
(PRINCIPAL FINANCIAL AND OPERATING OFFICER)

/s/ P.  James Kramer                                Date: March 25, 1999
---------------------------------------------------       --------------
P. James Kramer, Director

/s/ Horace L.  Mclean                               Date: March 25, 1999
---------------------------------------------------       --------------
Horace L. McLean, Director

/s/ Ralph A.  Zuzolo                                Date: March 25, 1999
---------------------------------------------------       --------------
Ralph A. Zuzolo, Sr., Director

/s/ Thomas G.  Maley                                Date: March 25, 1999
---------------------------------------------------       --------------
Thomas G. Maley, Controller
(PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


 Exhibit
 Number                                    Document
 ------            -------------------------------------------------------------

   3 The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), are incorporated by reference.

   4 Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.

   10.1            Employment Agreement between the Bank and William L. Stephens

   10.2            Employment Agreement between the Bank and George J. Swift

   10.3            Employment Agreement between the Bank and Lawrence Safarek

   13              Annual Report to Stockholders

   21              Subsidiaries of the Registrant

   27              Financial Data Schedule (electronic filing only)