Form 10QSB
period 1999-03-31
FIRST NILES FINANCIAL INC
filed 1999-05-17
CIK 1065823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 -----------------------------------------------

                                   FORM 10-QSB


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

 [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ____________ to _____________.

                         COMMISSION FILE NUMBER: 0-24849


                           FIRST NILES FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                        34-1870418
            --------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

55 North Main Street, Niles, Ohio                              44446
----------------------------------------                       -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code: (330) 652-2539

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Shares of common stock, par value $.01 per share, outstanding as of May 14, 1999: 1,754,411

     Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                        (In thousands, except share data)

                                                 March 31,        December 31,
                                                   1999              1998
                                                 ---------        ------------
               ASSETS                           (Unaudited)
Cash and cash equivalents:
 Noninterest bearing                              $   876         $   995
 Interest bearing                                   9,511          16,129
                                                  -------         -------
     Total cash and equivalents                    10,387          17,124

Securities available for sale -
 at market                                         21,525          19,751
Securities to be held to maturity -
 at cost                                           15,476          12,432
Loans receivable, net of allowance
 for loan losses                                   36,844          36,132
Accrued interest receivable                           342             282
Federal Home Loan Bank stock, at cost                 323             317
Real estate investment, limited partnership -
 at equity                                            373             383
Prepaid expenses and other assets                     178              47
Prepaid federal income taxes                           13               -
Premises and equipment, at cost less
 accumulated depreciation                             247             256
                                                  -------         -------
                    TOTAL ASSETS                  $85,708         $86,724
                                                  =======         =======
               LIABILITIES
Deposits                                          $54,174         $54,837
Accrued interest payable                              109             110
Accounts payable and other liabilities              1,162           1,236
Note payable                                          300             300
Federal income tax payable                              -              46
Deferred federal income tax liability                 135             272
                                                  -------         -------
                    TOTAL LIABILITIES              55,880          56,801
                                                  =======         =======

               STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized
 500,000 shares; none outstanding                       -               -

Common stock, $.01 par value, authorized
 6,000,000 shares; 1,754,411 shares issued
 and outstanding                                       18              18
Paid in capital                                    16,897          16,897
Retained earnings                                  12,884          12,709
Net unrealized gains on securities
 available for sale                                 1,316           1,586
Common stock purchased by the Employee
 Stock Ownership Plan                              (1,287)         (1,287)
                                                  --------        --------
                    TOTAL STOCKHOLDERS' EQUITY     29,828          29,923
                                                  -------          ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $85,708         $86,724
                                                  =======          ======
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                        (In thousands, except share data)
                                   (Unaudited)

                                              Three Months Ended March 31,

                                                  1999            1998
                                              ------------    ------------
Interest income:
 Loans receivable
  First mortgage loans:                             $  692         $  762
  Consumer and other loans                              23             25
 Mortgage-backed and related securities                194            187
 Investments                                           268            250
 Interest-bearing deposits                             173             56
                                                     -----          -----
                            TOTAL INTEREST INCOME    1,350          1,280
Interest expense:
 Deposits                                              497            610
 Borrowings                                              6              9
                                                     -----           ----
                            TOTAL INTEREST EXPENSE     503            619

                               NET INTEREST INCOME     847            661
Provision for loan losses                                -              -
                                                     -----          -----
                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES     847            661
Noninterest income:
 Gain on sale of securities                             55              -
 Service fees and other                                  9              7
                                                     -----           ----
                         TOTAL NONINTEREST INCOME       64              7
Noninterest expense:
 Equity in loss of limited partnership                  10             11
 Loss on sale of real estate owned                       9              -
 General and administrative:
  Compensation and benefits                            260            206
  Occupancy and equipment                               19             24
  Federal deposit insurance premiums                     9              9
  Legal and audit                                       46              5
  Franchise taxes                                       81             35
  Other operating expense                               55             53
                                                     -----          -----
                        TOTAL NONINTEREST EXPENSE      489            343
                                                     -----          -----
                       INCOME BEFORE INCOME TAXES      422            325
Federal income taxes                                   125             87
                                                     -----          -----
                                       NET INCOME   $  297         $  238
                                                     =====          =====
                         BASIC EARNINGS PER SHARE     $.18            N/A
                                                       ===            ===
                       DILUTED EARNINGS PER SHARE     $.18            N/A
                                                       ===            ===

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                                 (In thousands)
                                   (Unaudited)

                                              Three Months Ended March 31,

                                                 1999             1998
                                             ------------     ------------

Net income                                      $  297          $  238
Other comprehensive income:
 Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising for period    (354)            246
  Related income tax                               120             (84)
                                                 -----           -----
                                                  (234)            162

 Reclassification adjustment:
   Gain included in net income, net of
   income tax                                      (36)              -
                                                 -----           -----
Other comprehensive income                        (270)            162
                                                 -----           -----

                 COMPREHENSIVE INCOME           $   27          $  400
                                                 =====           =====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                                 (In thousands)
                                  (Unaudited)

                                              Three Months Ended March 31,

                                                   1999          1998
                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $  297        $  238
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Deferred income taxes                                 2           (15)
  Depreciation                                          9            13
  Amortization of discounts and premiums on
   investments and mortgage-backed and
   related securities                                   -            (6)
  Gain on sale of securities                          (55)            -
  Equity in loss of limited partnership                10            11
  Federal Home Loan Bank stock dividends               (5)           (5)
                                                   ------        ------
                                                      258           236
  Net increase in accrued interest receivable,
   prepaid expenses and other assets                 (191)          (65)
  Net increase (decrease) in accrued interest,
   accounts payable and other liabilities            (134)           71
                                                   ------        ------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    (67)          242

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of securities available
  for sale                                             56             -
 Purchase of securities available for sale         (2,194)            -
 Proceeds from principal payments on
  mortgage-backed and related securities            1,973         2,285
 Purchase of mortgage-backed and related
  securities                                       (5,007)       (3,073)
 Net decrease in interest-bearing
  deposits with banks                               6,618           825
 Net increase in loans                               (712)         (369)
 Additions to premises and equipment                    -           (10)
                                                   ------        ------
  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES    734          (342)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in savings accounts, MMDAs and         (151)         (463)
  NOW accounts
 Net increase (decrease) in certificates of          (512)          508
  deposits
 Cash dividends paid                                 (123)            -
                                                   ------        ------
  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES   (786)           45
                                                   ------        ------

                         NET DECREASE IN CASH        (119)          (55)
CASH AT BEGINNING OF PERIOD                           995           819
                                                   ------        ------

                        CASH AT END OF PERIOD      $  876        $  764
                                                   ======        ======
Cash paid during the period for:
 Interest on deposits                              $  504        $  611
 Income taxes                                      $  181        $    -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                       March 31, 1999 and 1998 (Unaudited)


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles are in accordance with generally accepted accounting principles and conform to general practices within the savings and loan industry.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management believes that all normal recurring adjustments that are necessary for a fair representation of interim period financial information have been reflected in these financial statements.


NOTE B -- STOCK CONVERSION

On October 26, 1998, First Niles Financial, Inc. began trading as a public company on the Nasdaq SmallCap Market. First Niles issued 1,754,411 shares, $.01 par value common stock, at $10.00 per share, raising $15.5 million, net of shares acquired by the newly formed Employee Stock Owner ship Plan (the "ESOP") and net of the costs of the conversion. Home Federal Savings and Loan Association of Niles converted to a federal stock savings and loan association following the formation of the holding company and received proceeds of $8.5 million in exchange for all of its common stock to First Niles. This transaction was accounted for using historical cost in a manner similar to that in a pooling of interests.


NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed for the first quarter of 1999 based upon the weighted-average shares outstanding less shares in the ESOP that are unallocated and committed to be released. The weighted-average common shares deemed outstanding, which gives effect to a reduction of 128,304 weighted-average unallocated shares held by the ESOP, totaled 1,626,107 for the quarter ended March 31, 1999. First Niles has no potential dilution of earnings per share arising from contracts or other securities which can be exercised or converted into common stock.

Earnings per share is not presented for 1998 as First Niles completed its conversion to stock form in October, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

First Niles Financial, Inc., a Delaware corporation, was formed in July 1998 to act as the holding company for Home Federal Saving and Loan Association of Niles upon the completion of Home Federal's conversion from mutual to stock form. The conversion was completed on October 26, 1998. All references to First Niles or Home Federal, unless otherwise indicated, on or before October 26, 1998, refer to Home Federal before its conversion from mutual to stock form. References in this Form 10-QSB to "we", "us", and "our" refer to First Niles and/or Home Federal as the context requires.

Our principal business is attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one-to-four family residences. We also originate, to a lesser extent, loans secured by first mortgages on non-owner-occupied one-to-four family residences, permanent and construction commercial and multi-family real estate loans, and consumer loans. Excess funds are generally invested in investment securities and mortgage-backed and related securities.

The following discussion compares our consolidated financial condition at March 31, 1999 to December 31, 1998 and the results of operations for the three month period ended March 31, 1999 with the same period ended March 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.


CHANGES IN FINANCIAL CONDITION FROM MARCH 31, 1999 TO DECEMBER 31, 1998

Total assets decreased by $1.0 million, or 1.2%, to $85.7 million at March 31, 1999 from $86.7 million at December 31, 1998. This decrease was primarily attributable to a decrease of $6.7 million in cash and cash equivalents partially offset by increases of $4.8 million in total securities, $712,000 in net loans receivable and $191,000 in prepaid expenses and other assets and accrued interest receivable.

The aforementioned decline in assets was related to a $921,000 decrease in total liabilities and a $95,000 decrease in total equity. Deposits decreased by $663,000, or 1.2% in the first three months of 1999. The decline in savings accounts, money market deposit accounts and NOW accounts during the first quarter amounted to $151,000. Additionally, certificates of deposit declined by $512,000 during the quarter. Accounts payable and other liabilities decreased by $74,000 and deferred federal income tax liability declined by $137,000 during the first three months of 1999.

Total equity at March 31, 1999 was $29.8 million, a $95,000, or 0.3% decrease from December 31, 1998. The decrease in total equity, was the result of a $270,000 decrease in net unrealized gains on securities available for sale and the payment of $123,000 in common stock dividends, partially offset by $297,000 in net income. Book value per share was $17.00 at March 31, 1999, compared to $17.06 at December 31, 1998. The dividend paid during the quarter was equivalent to $.07 per common share. At both dates discussed above, there were 1,754,411 shares of common stock outstanding.

Nonperforming loans, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $948,000 at March 31, 1999, or 1.1% of total assets, compared to $955,000, or 1.1% of total assets as of December 31, 1998. The allowance for loan losses was $784,000 at March 31, 1999, representing coverage of 83.0% of non-performing loans and 2.1% of total loans. The allowance for loan losses and associated ratios were relatively unchanged from December 31, 1998. At March 31, 1999, we did not have any foreclosed assets.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1999

GENERAL. Our results of operations depend primarily on our net interest income, which is determined by (i) the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, collateralized mortgage obligations, other investments and interest-bearing deposits in other institutions, and interest expense on interest-bearing liabilities, primarily deposits and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. The level of non-interest income, such as fees received from customer deposit account service charges and gains on sales of investments, and the level of non-interest expense, such as federal deposit insurance premiums, salaries and benefits, office occupancy costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

NET INCOME. For the three months ended March 31, 1999 First Niles recorded net income of $297,000. This net income resulted in an annualized return on average assets of 1.37%. The annualized return on shareholders' equity for the three months ended March 31, 1999 was 3.96%. Net income increased by $59,000, or 24.8% for the three months ended March 31, 1999 as compared to the respective 1998 period. The increase in net income for the three months ended March 31, 1999 as compared to the same period in 1998 was primarily due to a $186,000 increase in net interest income and a $57,000 increase in noninterest income, partially offset by a $146,000 increase in noninterest expense and a $38,000 increase in federal income tax expense.

NET INTEREST INCOME. Net interest income increased by $186,000, or 28.0% for the three month period ended March 31, 1999 as compared to the respective 1998 period. For the three months ended March 31, 1999 total interest income increased by $70,000 as compared to the same period in 1998. Specifically, interest income on interest bearing deposits, mortgage-backed and related securities and investments increased by $142,000 for the three month period ended March 31, 1999 as compared to the same period in 1998. A $72,000 decrease in interest on loans for the three month period ended March 31, 1999 as compared to the same period in 1998 partially offset these increases. The infusion of proceeds from Home Federal's mutual to stock conversion into non-loan interest-earning assets was the primary reason for the increase in interest income as described above. A general decline in market interest rates on outstanding loans was the primary reason for the decrease in interest income on loans. Total interest expense decreased by $116,000 as compared to the same period one year prior. The primary reasons for the decline in interest expense include a $3.2 million decrease in average deposits and a 58 basis point decline in the cost of deposits for the three month period ended March 31, 1999 as compared to the same period in 1998. There was no provision for loan losses in either period being compared. For the three months ended March 31, 1999 the interest rate spread was 2.64% and the net interest margin was 3.95%.

NONINTEREST INCOME. Noninterest income of $64,000 for the three months ended March 31, 1999 was $57,000 higher than the same period in 1998. Gain on sale of investment securities contributed $55,000 of the aforementioned increase, with a $2,000 increase in service fees and other comprising the remainder. The gain from the sale of 1,000 shares of Freddie Mac stock comprised the entire gain on sale of investment securities during the quarter. At March 31, 1998 we still owned 39,000 shares of Freddie Mac stock.

NONINTEREST EXPENSE. Noninterest expense increased $146,000, or 42.4%, for the three months ended March 31, 1999 as compared to the same period in 1998. Compensation and benefits increased by $54,000 from period to period, primarily due to routine salary increases, the addition of an accounting officer and the establishment of an Employee Stock Ownership Plan. Legal and audit fees, franchise taxes and other operating expenses increased by $89,000, from period to period, primarily due to higher franchise taxes associated with increased capital levels, and increased professional service fees associated with increased regulatory reporting related to being a public company.

FEDERAL INCOME TAXES. The provision for federal income taxes increased by $38,000 in the three months ended March 31, 1999 as compared to the same period in 1998. The increase in the provision for federal income taxes as compared to the same period in 1998 was primarily due to an increase in pre-tax income of $97,000. The effective tax rate was 29.5% in the current three month period compared to 26.8% in the same period one year prior.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Federal regulations require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $10.4 million at March 31, 1999. As of March 31, 1999 we had a regulatory liquidity ratio of 19.46%.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 1999 we had outstanding commitments to extend credit totaling $3.4 million.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of March 31, 1999, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 27.56%, 27.56% and 55.11%, respectively.


YEAR 2000 ISSUES

The approaching millennium is causing organizations of all types to review their computer systems for the ability to properly accommodate the year 2000. When computer systems were first developed, two digits were used to designate the year in date calculations and "19" was assumed for the century. As a result, there is significant concern about the integrity of date sensitive calculations when the calendar reaches January 1, 2000. An antiquated system could interpret 01/01/00 as January 1, 1900, potentially causing major problems in the calculation of interest as well as payment, delinquency and maturity dates.

An internal committee, comprised of two officers and an outside director of Home Federal, has been formed to measure, monitor and address the potential risk that the year 2000 computer situation poses to us. Additionally, we have been assured by our data processing service bureau that their computer services will function properly on and after January 1, 2000. While Home Federal is attempting to ensure that its computer dependent operations are year 2000 compliant and it does not anticipate any significant year 2000 issues with respect to its premises or other non-information systems, it cannot assure that some year 2000 problems will not occur. If some year 2000 problems do occur, we cannot predict the extent and effect of such problems on our business operations.

However, as an additional safeguard, Home Federal has developed a contingency plan that would allow it to operate using a manual customer transaction system should the year 2000 problem render our data processing system inoperable. Under the plan, general ledger and various other records will also be posted and maintained manually. Management believes that such a manual system is sustainable given our relatively small size, our one office location, the relative simplicity of our products and the experience of our staff.

Through March 31, 1999 Home Federal had spent approximately $26,000 on computer equipment and software in order to be year 2000 compliant. We do not expect any further significant costs to be incurred in this area based on our current evaluation of our year 2000 preparedness.

In addition to expenses related to our own operations, Home Federal could incur losses if loan payments are delayed due to year 2000 problems affecting any of our significant borrowers or if payroll systems of employers in our area become impaired. We have been communicating with our vendors to assess their progress in evaluating their data processing systems and their corrective action required for them to be prepared for the year 2000. We have also corresponded with selected borrowers regarding their year 2000 preparedness. These borrowers were selected based on the aggregate amounts owed to Home Federal, the type of loans outstanding and the perceived year 2000 risk based on our knowledge of their operations. To date, such parties have yet to advise Home Federal that they do not have plans in place to address and correct issues associated with the year 2000 problem; however no assurance can be given as to the adequacy of these plans or to the timeliness of their implementation. Currently, due to the types of borrowers doing business with Home Federal and the nature of our loans with these borrowers, the year 2000 issue is not considered as part of our underwriting criteria.


CAUTIONARY FORWARD-LOOKING STATEMENTS

First Niles Financial, Inc. and its wholly-owned subsidiary, Home Federal Savings and Loan Association of Niles, may from time to time make written or oral "forward-looking statements", including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this quarterly report on Form 10-QSB and the exhibits attached to it, in First Niles' reports to stockholders and in other communications by the company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause First Niles' and Home Federal's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

        * the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
        * the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
        *      inflation, interest rate, market and monetary fluctuations;
        * the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
        * the willingness of users to substitute competitors' products and services for our products and services;
        * our success in gaining regulatory approval of our products and services, when required;
        * the impact of changes in financial services' laws and regulations, including laws concerning taxes, banking, securities and insurance;
        *      technological changes;
        *      acquisitions;
        *      changes in consumer spending and saving habits; and
        *      our success at managing the risks involved in the foregoing.

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

Item 6.   Exhibits and Reports on Form 8-K:

          (a)      The following exhibit is filed herewith:

                   Exhibit No.                        Description
                   -----------                        -----------

                   27                                 Financial Data Schedule

          (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                First Niles Financial, Inc.
                                Registrant


Date:    May 14, 1999           By:      /s/ WILLIAM L. STEPHENS
                                         -------------------------------------
                                         William L. Stephens
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)



Date:    May 14, 1999           By:      /s/ THOMAS G. MALEY
                                         --------------------------------------
                                         Thomas G. Maley
                                         Controller
                                         (Principal Accounting Officer)