Form 10QSB
period 1999-06-30
FIRST NILES FINANCIAL INC
filed 1999-08-12
CIK 1065823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 -----------------------------------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________.

                         COMMISSION FILE NUMBER: 0-24849


                           FIRST NILES FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     34-1870418
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

55 North Main Street, Niles, Ohio                                44446
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (330) 652-2539

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Shares of common stock, par value $.01 per share, outstanding as of August 6, 1999: 1,706,411

      Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                        (In thousands, except share data)

                                                    June 30,    December 31,
                                                      1999          1998
                                                   ----------   ------------
                                                   (unaudited)
                        ASSETS

Cash and cash equivalents:
 Noninterest bearing                               $    981      $    995
 Interest bearing                                     2,897        16,129
                                                   --------      --------
     Total cash and equivalents                       3,878        17,124
Securities available for sale -
 at market                                           23,952        19,751
Securities to be held to maturity -
 at cost                                             17,892        12,432
Loans receivable, net of allowance
 for loan losses                                     37,136        36,132
Accrued interest receivable                             368           282
Federal Home Loan Bank stock, at cost                   328           317
Real estate investment, limited partnership -
 at equity                                              362           383
Prepaid expenses and other assets                       193            47
Prepaid federal income taxes                            118            --
Premises and equipment, at cost less
 accumulated depreciation                               256           256
                                                   --------      --------

                                  TOTAL ASSETS     $ 84,483      $ 86,724
                                                   ========      ========
                  LIABILITIES

Deposits                                           $ 53,495      $ 54,837
Accrued interest payable                                 97           110
Accounts payable and other liabilities                1,280         1,236
Note payable                                            300           300
Federal income tax payable                               --            46
Deferred federal income tax liability                    20           272
                                                   --------      --------

                             TOTAL LIABILITIES       55,192        56,801
                                                   --------      --------
               STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized
 500,000 shares; none outstanding                        --            --
Common stock, $.01 par value, authorized
 6,000,000 shares; 1,754,411 shares issued               18            18
Paid in capital                                      16,897        16,897
Retained earnings                                    13,023        12,709
Net unrealized gains on securities
 available for sale                                   1,090         1,586
Common stock purchased by the Employee
 Stock Ownership Plan                                (1,287)       (1,287)
Treasury stock, 33,000 shares at cost                  (450)           --
                                                   --------      --------
                    TOTAL STOCKHOLDERS' EQUITY       29,291        29,923
                                                   --------      --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 84,483      $ 86,724
                                                   ========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                        (In thousands, except share data)
                                  (unaudited)

                                                   Three Months Ended     Six Months Ended
                                                        June 30               June 30
                                                    1999        1998       1999      1998
                                                  --------    --------   --------  --------
Interest income:
 Loans receivable
  First mortgage loans                            $   674    $   704     $ 1,365    $ 1,466
  Consumer and other loans                             25         24          48         49
 Mortgage-backed and related securities               260        189         455        376
 Investments                                          314        236         582        486
 Interest-bearing deposits                             82         70         255        126
                                                  -------    -------     -------    -------
                       TOTAL INTEREST INCOME        1,355      1,223       2,705      2,503

Interest expense:
 Deposits                                             479        608         976      1,218
 Borrowings                                             6          9          12         18
                                                  -------    -------     -------    -------
                     TOTAL INTEREST EXPENSE           485        617         988      1,236
                                                  -------    -------     -------    -------

                        NET INTEREST INCOME           870        606       1,717      1,267

Provision for loan losses                              --         20          --         20
                                                  -------    -------     -------    -------

                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES           870        586       1,717      1,247

Noninterest income:
 Gain on sale of securities                            62        461         117        461
 Service fees and other income                          8          6          18         13
                                                  -------    -------     -------    -------
                   TOTAL NONINTEREST INCOME            70        467         135        474

Noninterest expense:
 Equity in loss of limited partnership                 11         --          21         11
 Loss on sale of real estate owned                     --         --           9         --
 General and administrative:
  Compensation and benefits                           253        965         513      1,171
  Occupancy and equipment                              22         23          41         47
  Federal deposit insurance premiums                    8          9          17         18
  Legal and audit                                      50          5          96         10
  Franchise taxes                                      79         30         159         65
  Other operating expense                              70         55         127        108
                                                  -------    -------     -------    -------
                  TOTAL NONINTEREST EXPENSE           493      1,087         983      1,430
                                                  -------    -------     -------    -------

                   INCOME BEFORE INCOME TAXES         447        (34)        869        291

Federal income taxes                                  133        (35)        258         52
                                                  -------    -------     -------    -------
                                   NET INCOME     $   314    $     1     $   611    $   239
                                                  =======    =======     =======    =======
                            EARNINGS PER SHARE    $  0.19         NA     $  0.37         NA
                                                  =======    =======     =======    =======
                    DILUTED EARNINGS PER SHARE    $  0.19         NA     $  0.37         NA
                                                  =======    =======     =======    =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                                 (In thousands)
                                  (unaudited)

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      1999         1998
                                                      ----         ----

Net income                                           $ 611        $ 239
Other comprehensive income:
 Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising for period        (635)         233
  Related income tax                                   216          (79)
                                                     -----        -----
                                                      (419)         154

 Reclassification adjustment:
  Gain included in net income                         (117)        (461)
   Related income tax                                   40          157
                                                     -----        -----
                                                       (77)        (304)
                                                     -----        -----
Other comprehensive income                            (496)        (150)
                                                     -----        -----

                 COMPREHENSIVE INCOME                $ 115        $  89
                                                     =====        =====



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                                 (In thousands)
                                  (unaudited)
                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1999            1998
                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $    611        $    239
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Deferred income taxes                                      4            (118)
  Depreciation                                              19              25
  Amortization of discounts and premiums on
   investments and mortgage-backed and
   related securities                                       (1)            (11)
  Gain on sale of securities                              (117)           (461)
  Provision for loan losses                                 --              20
  Equity in loss of limited partnership                     21              11
  Federal Home Loan Bank dividends                         (11)            (13)
                                                      --------        --------
                                                           526            (308)

  Net increase in accrued interest receivable
   and prepaid expenses and other assets                  (351)           (192)
  Net increase (decrease) in accrued interest,
   accounts payable and other liabilities                  (15)            289
                                                      --------        --------
     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                  160            (211)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of securities available
  for sale                                                 119             471
 Purchase of securities available for sale              (4,984)             --
 Proceeds from maturities of securities
  available for sale                                        19              --
 Proceeds from principal payments on
  mortgage-backed and related securities                 3,510           5,079
 Purchase of mortgage-backed and related
  securities                                            (8,957)         (5,551)
 Net (increase) decrease in interest-bearing
  deposits with banks                                   13,232            (320)
 Net (increase) decrease in loans                       (1,004)            611
 Additions to premises and equipment                       (20)            (11)
                                                      --------        --------
         NET CASH PROVIDED BY INVESTING ACTIVITIES       1,915             279

CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in savings accounts, MMDAs and              (424)           (358)
  NOW accounts
 Net increase (decrease) in certificates of               (917)            470
  deposits
 Purchase of treasury shares                              (450)             --
 Cash dividends paid                                      (298)             --
                                                      --------        --------
         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                           (2,089)            112

               NET INCREASE (DECREASE) IN CASH             (14)            180

CASH AT BEGINNING OF PERIOD                                995             819
                                                      --------        --------
                        CASH AT END OF PERIOD         $    981        $    999
                                                      ========        ========

Cash paid during the period for:
 Interest on deposits                                 $    988        $  1,227
 Income taxes                                         $    417        $    194


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                       June 30, 1999 and 1998 (Unaudited)


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles are in accordance with generally accepted accounting principles and conform to general practices within the savings and loan industry.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management believes that all normal recurring adjustments that are necessary for a fair presentation of interim period financial information have been reflected in these financial statements.

NOTE B -- STOCK CONVERSION

On October 26, 1998, First Niles Financial, Inc. began trading as a public company on the Nasdaq SmallCap Market. First Niles issued 1,754,411 shares, $.01 par value common stock, at $10.00 per share, raising $15.5 million, net of shares acquired by the newly formed Employee Stock Ownership Plan (the "ESOP") and net of the costs of the conversion. Home Federal Savings and Loan Association of Niles converted to a federal stock savings and loan association and simultaneously received proceeds of $8.5 million in exchange for all of its common stock to First Niles. This transaction was accounted for using historical cost in a manner similar to that in a pooling of interests.

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, which exclude treasury shares, less weighted-average shares in the ESOP that are unallocated and committed to be released. The following table sets forth the computation of basic earnings per share for the three and six month periods ended June 30, 1999 (income in thousands):

                                 Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                                --------------------  ---------------------
                                   1999       1998        1999       1998
                                ---------   -------   ----------   --------
BASIC
Net income                     $      314   $     1   $      611   $   239
                               ----------   -------   ----------   -------
Earnings applicable to basic
 earnings per share                   314       N/A          611       N/A
                               ==========   =======   ==========   =======
Average common shares           1,748,818       N/A    1,751,599       N/A
Less average unallocated
 ESOP shares                      125,769       N/A      127,629       N/A
                               ----------   -------   ----------   -------
Average common shares
 outstanding                    1,623,049       N/A    1,623,970       N/A
                               ==========   =======   ==========   =======
Earnings per share             $     0.19       N/A   $     0.37       N/A
                               ==========   =======   ==========   =======

First Niles has no potential dilution of earnings per share arising from contracts or other securities which can be exercised or converted into common stock.

Earnings per share is not presented for 1998 as First Niles completed its conversion to stock form in October 1998.

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

The following discussion compares our consolidated financial condition at June 30, 1999 and December 31, 1998 and the results of operations for the three month and six month periods ended June 30, 1999 with the three month and six month periods ended June 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

Total assets decreased by $2.2 million, or 2.6%, to $84.5 million at June 30, 1999 from $86.7 million at December 31, 1998. This decrease was primarily attributable to increases of $9.7 million in total securities, $1.0 million in net loans receivable and $350,000 in prepaid expenses and other assets and accrued interest receivable, more than offset by a decrease of $13.2 million in cash and cash equivalents.

The decline in assets was related to a $1.6 million decrease in total liabilities and a $632,000 decrease in total equity. Deposits decreased by $1.3 million, or 2.4% in the first six months of 1999. The decline in savings accounts, money market deposit accounts ("MMDA") and NOW accounts during the first six months was $424,000. Additionally, certificates of deposit declined by $917,000 during the first six months. Accrued interest payable and accounts payable and other liabilities increased by $31,000 and federal income tax payable and deferred federal income tax liability declined by $298,000 for the first six months of 1999.

Total equity at June 30, 1999 was $29.3 million, a $632,000, or 2.1% decrease from December 31, 1998. The decrease in total equity, was comprised of $611,000 in net income, which was more than offset by $297,000 in dividends paid by First Niles on its common stock, a $496,000 decrease in net unrealized gains on securities available for sale, and the repurchase of $450,000 of First Niles common stock. First Niles repurchased 33,000 shares of its common stock in the open market during the three months ended June 30, 1999 at an average price of $13.63 per share. Book value per share was $17.02 at June 30, 1999, compared to $17.06 at December 31, 1998. At June 30, 1999 there were 1,721,411 shares of First Niles common stock outstanding as compared to 1,754,411 shares outstanding at December 31, 1998.

Nonperforming assets, consisting solely of nonaccruing loans and loans delinquent more than 90 days, totaled $1.3 million at June 30, 1999, or 3.5% of net loans receivable and 1.5% of total assets compared to $955,000, or 2.6% of net loans receivable and 1.1% of total assets as of December 31, 1998. The allowance for loan losses was $784,000 at June 30, 1999, representing coverage of 60.4% of non-performing assets and 2.1% of total loans. The increase in nonperforming assets was primarily attributable to one borrower, with 18 loans aggregating $445,000, secured by 21 residential rental real estate properties, declaring bankruptcy during the quarter. The bankruptcy trustee currently has the properties securing the 18 loans scheduled for auction during the third quarter of 1999. At this time, the loss, if any, resulting from the disposition of these properties cannot be estimated. However, management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. We did not have any foreclosed or repossessed assets at June 30, 1999.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

GENERAL. Our results of operations depend primarily on our net interest income, which is determined by (i) the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, collateralized mortgage obligations, other investments and interest-earning deposits in other institutions, and interest expense on interest-bearing liabilities, primarily deposits and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. The level of non-interest income, such as fees received from customer service charges and gains on sales of investments, and the level of non-interest expense, such as federal deposit insurance premiums, salaries and benefits, office occupancy costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

NET INCOME. For the three months ended June 30, 1999 First Niles recorded net income of $314,000, resulting in an annualized return on average assets for the period of 1.47%. The annualized return on average shareholders' equity for the three months ended June 30, 1999 was 4.20%. Net income increased by $313,000 for the three months ended June 30, 1999 as compared to the respective 1998 period. The increase in net income for the three months ended June 30, 1999 as compared to the same period in the prior year was primarily due to a $264,000 increase in net interest income and a $594,000 decrease in noninterest expense, partially offset by a $397,000 decrease in noninterest income and a $168,000 increase in federal income tax expense. The increase in net income for the three months ended June 30, 1999 as compared to same period in 1998 was primarily attributable to an increase in earning assets related to the Association's conversion from mutual to stock form during the last quarter of 1998, a decline in the overall cost of funds, and a return to stable operating expenses compared to last year when several large nonrecurring expenses were incurred. Earnings per share for the three months ended June 30, 1999 was $0.19.

NET INTEREST INCOME. Net interest income increased by $264,000, or 43.6% for the three month period ended June 30, 1999 as compared to the respective 1998 period. For the three months ended June 30, 1999 total interest income increased by $132,000 and total interest expense decreased by $132,000 as compared to the same period in 1998. For the three months ended June 30, 1999 the interest rate spread was 2.82% and the net interest margin was 4.11%. For the three months ended June 30, 1999 the yield on interest earning assets was 6.42% and the overall cost of funds was 3.60%. The infusion of proceeds from Home Federal's mutual to stock conversion into non-loan interest-earning assets was the primary reason for the increase in interest income as described above. A general decline in market interest rates on outstanding loans and an increase in loans on nonaccrual status were the primary reasons for the decrease in interest income on loans. The primary reasons for the decline in interest expense include a $4.6 million decrease in interest bearing liabilities, mostly deposits, and a 55 basis point decline in the cost of funds that has taken place just since December 31, 1998. The basis point decline in the cost of funds was primarily due to management's decision to lower the interest rate paid on savings accounts, MMDAs and NOW accounts by 50 basis points as of December 1, 1998. There was no provision for loan losses in the quarter ended June 30, 1999 compared to $20,000 in the quarter ended June 30, 1998.

NONINTEREST INCOME. Noninterest income of $70,000 for the three months ended June 30, 1999 was $397,000 lower than during the same period in 1998. Gain on sale of investment securities was $62,000 for the three months ended June 30, 1999 as compared to $461,000 for the three months ended June 30, 1998. The sale of 1,000 shares of Freddie Mac stock comprised the entire gain on the sale of investment securities during the three months ended June 30, 1999. The sale of 9,728 shares of Freddie Mac stock comprised the entire gain on the sale of investment securities during the three months ended June 30, 1998. At June 30, 1999 we still held 38,000 shares of Freddie Mac stock. Service fees and other income increased $2,000 during the three months ended June 30, 1999 as compared to the same period in 1998.

NONINTEREST EXPENSE. Noninterest expense decreased $594,000, or 54.6% for the three months ended June 30, 1999 as compared to the same period in 1998. Compensation and benefits decreased by $712,000 from period to period, primarily due to the occurrence in 1998 of one-time compensation items, including a special bonus paid to all employees and lump sum accruals made to deferred compensation plans of senior executives in exchange for the termination of further contributions to these plans. Legal and audit fees, franchise taxes and other operating expenses increased by $109,000, from period to period, primarily due to increased franchise taxes associated with significantly increased capital levels, and increased professional fees associated with increased regulatory reporting related to being a public company.

FEDERAL INCOME TAXES. The provision for federal income taxes increased by $168,000 for the three months ended June 30, 1999 as compared to the same period in 1998, primarily due to an increase in pre-tax income of $481,000. The effective tax rate was 29.8% in the current three month period. For the three months ended June 30, 1998 a tax benefit of $34,000 was realized, resulting in a nonmeaningful effective tax rate during the period.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

NET INCOME. First Niles recorded net income of $611,000 for the six months ended June 30, 1999. This net income resulted in an annualized return on average assets for the six-month period of 1.42% and an annualized return on average shareholders' equity of 4.13%. Net income increased by $372,000, or 155.6% for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in net income for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was primarily due to a $450,000 increase in net interest income, a $447,000 decrease in noninterest expense, partially offset by a $339,000 decrease in noninterest income and a $206,000 increase in federal income tax expense. The same factors cited above regarding the increase in net income for the three months ended June 30, 1999 as compared to the same period in 1998 primarily contributed to the increase in net income for the six months ended June 30, 1999 as compared to the same period in 1998. Earnings per share for the six months ended June 30, 1999 was $0.37.

NET INTEREST INCOME. Net interest income increased by $450,000, or 35.5% for the six months ended June 30, 1999 as compared to the respective 1998 period. For the six months ended June 30, 1999 total interest income increased by $202,000 and total interest expense decreased by $248,000 as compared to the same period in 1998. For the six months ended June 30, 1999 the interest rate spread was 2.70% and the net interest margin was 4.01%. For the six months ended June 30, 1999 the yield on interest earning assets was 6.36% and the overall cost of funds was 3.66% The infusion of proceeds from Home Federal's mutual to stock conversion into non-loan interest-earning assets was the primary reason for the increase in interest income as described above. A general decline in market interest rates on outstanding loans and an increase in loans on nonaccrual status were the primary reasons for the decrease in interest income on loans. The primary reasons for the decline in interest expense for the six month period ended June 30, 1999 are essentially the same factors as described for the decline in interest expense for the three month period ended June 30, 1999, and include a decrease in interest bearing liabilities and a decline in the cost of funds. There was no provision for loan losses in the six months ended June 30, 1999 compared to $20,000 in the six months ended June 30, 1998.

NONINTEREST INCOME. Noninterest income of $135,000 for the six months ended June 30, 1999 was $339,000 lower than during the same period in 1998. Gain on sale of investment securities was $117,000 for the six months ended June 30, 1999 as compared to $461,000 for the six months ended June 30, 1998. The sale of 2,000 shares and 9,728 shares of Freddie Mac stock accounted for the entire gain on sale of investments recorded in each respective six month period in 1999 and 1998. Service fees and other income increased to $18,000 during the six months ended June 30, 1999 as compared to $13,000 for the six months ended June 30, 1998. The increase in service fee and other income is primarily attributable to increases in fees charged for specific customer services.

NONINTEREST EXPENSE. Noninterest expense decreased $447,000, or 31.3%, for the six months ended June 30, 1999 as compared to the same period in 1998. Compensation and benefits decreased by $658,000 from period to period, primarily due to the occurrence in 1998 of one-time compensation items, including a special bonus paid to all employees and lump sum accruals made to deferred compensation plans of senior executives in exchange for the termination of further contributions to these plans. Legal and audit fees, franchise taxes and other operating expenses increased by $199,000, from period to period, primarily due to increased franchise taxes associated with significantly increased capital levels, and increased professional fees associated with increased regulatory reporting related to being a public company.

FEDERAL INCOME TAXES. The provision for federal income taxes increased by $206,000 for the six months ended June 30, 1999 as compared to the same period in 1998. The increase in the provision for federal income taxes as compared to the same period in 1998 was primarily due to an increase in pre-tax income of $578,000. The effective tax rate was 29.7% for the six month period ended June 30, 1999 compared to 17.9% in the same six month period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Our main source of funds are deposits, in addition to loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Federal regulations require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $3.9 million at June 30, 1999. At June 30, 1999 we had a regulatory liquidity ratio of 11.08%, significantly exceeding the 4.0% minimum requirement.

Our capital resources are used to meet ongoing funding commitments, including various types of deposit withdrawals, investments in securities, funding of existing and future loan commitments, the preservation of liquidity, and to pay operating expenses. At June 30, 1999 we had outstanding commitments to extend credit totaling $2.9 million.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of June 30, 1999, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 28.12%, 28.12% and 55.56%, respectively.


SHARE REPURCHASE

During the quarter ended June 30, 1999 the Board of Directors authorized the repurchase of up to 5.0%, or 87,720 of the outstanding shares of First Niles in the open market. At June 30, 1999 a total of 33,000 shares, aggregating $450,000 and representing an average price of $13.63, had been repurchased.


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

Through June 30, 1999 Home Federal had spent approximately $26,000 on computer equipment and software in order to be year 2000 compliant, with no material costs incurred in the latest quarter. We do not expect any further significant costs to be incurred in this area based on our current evaluation of our year 2000 preparedness.

In addition to expenses related to our own operations, Home Federal could incur losses if loan payments are delayed due to year 2000 problems affecting any of our significant borrowers or if payroll systems of employers in our area become impaired. We have been communicating with our vendors to assess their progress in evaluating their data processing systems and their corrective action required for them to be prepared for the year 2000. We have also corresponded with selected borrowers regarding their year 2000 preparedness. These borrowers were selected based on the aggregate amounts owed to Home Federal, the type of loans outstanding and the perceived year 2000 risk based on our knowledge of their operations. To date, such parties have yet to advise Home Federal that they do not have plans in place to address and correct issues associated with the year 2000 problem; however, no assurance can be given as to the adequacy of these plans or to the timeliness of their implementation. Currently, due to the types of borrowers doing business with Home Federal and the nature of our loans with these borrowers, the year 2000 issue is not considered as part of our underwriting criteria.


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

The list of important factors stated above is not exclusive. We incorporate by reference those risk factors included in First Niles' Registration Statement on Form SB-2 (Reg. No. 333-58883). We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of First Niles or Home Federal.

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

Item 6.    Exhibits and Reports on Form 8-K:

           (a)   The following exhibit is filed herewith:

                 EXHIBIT NO.                        DESCRIPTION

                 27.1                               Financial Data Schedule

           (b)   Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIRST NILES FINANCIAL, INC.
                                  Registrant


Date:    August 13, 1999          By:  /s/ William L. Stephens
                                       -----------------------------------------
                                       William L. Stephens
                                       President and Chief Executive Officer
                                       (DULY AUTHORIZED REPRESENTATIVE)


Date:    August 13, 1999          By:  /S/ Thomas G. Maley
                                       -----------------------------------------
                                       Thomas G. Maley
                                       Controller
                                       (PRINCIPAL ACCOUNTING OFFICER)