Form 10QSB
period 1999-09-30
FIRST NILES FINANCIAL INC
filed 1999-11-12
CIK 1065823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 -----------------------------------------------

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Shares of common stock, par value $.01 per share, outstanding as of November 6, 1999: 1,688,411

      Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                        (In thousands, except share data)

                                                  (Unaudited)
                                                 September 30,    December 31,
                                                     1999             1998
                                                 ------------     ------------
                       ASSETS

Cash and cash equivalents:
 Noninterest bearing                               $  1,678       $    995
 Interest bearing                                     2,933         16,129
                                                   --------       --------
     Total cash and equivalents                       4,611         17,124
Securities available for sale -
 at market                                           23,043         19,751
Securities to be held to maturity -
 at cost                                             17,449         12,432
Loans receivable, net of allowance
 for loan losses                                     37,384         36,132
Accrued interest receivable                             387            282
Federal Home Loan Bank stock, at cost                   335            317
Real estate investment, limited partnership -
 at equity                                              351            383
Prepaid expenses and other assets                       315             47
Prepaid federal income taxes                             96             --
Premises and equipment, at cost less
 accumulated depreciation                               255            256
                                                   --------       --------
                               TOTAL ASSETS        $ 84,226       $ 86,724
                                                   ========       ========
                  LIABILITIES

Deposits                                           $ 53,680       $ 54,837
Accrued interest payable                                 99            110
Accounts payable and other liabilities                1,298          1,236
Note payable                                            300            300
Federal income tax payable                               --             46
Deferred federal income tax liability                    --            272
                                                   --------       --------
                          TOTAL LIABILITIES          55,377         56,801
                                                   --------       --------

               STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized
 500,000 shares; none outstanding                        --             --
Common stock, $.01 par value, authorized
 6,000,000 shares; 1,754,411 shares issued               18             18
Paid in capital                                      16,897         16,897
Retained earnings                                    13,162         12,709
Net unrealized gains on securities
 available for sale                                     886          1,586
Common stock purchased by the Employee
 Stock Ownership Plan                                (1,287)        (1,287)
Treasury stock, 59,000 shares at cost                  (827)            --
                                                   --------       --------
                 TOTAL STOCKHOLDERS' EQUITY          28,849         29,923
                                                   --------       --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 84,226       $ 86,724
                                                   ========       ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                        (In thousands, except share data)
                                   (Unaudited)

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                  1999        1998          1999        1998
                                                --------    --------      --------    --------
Interest income:
 Loans receivable
  First mortgage loans                            $  690      $  701      $2,055      $2,167
  Consumer and other loans                            32          24          80          73
 Mortgage-backed and related securities              277         192         732         568
 Investments                                         332         236         913         722
 Interest-bearing deposits                            34          68         289         194
                                                  ------      ------      ------      ------
                       TOTAL INTEREST INCOME       1,365       1,221       4,069       3,724

Interest expense:
 Deposits                                            480         606       1,456       1,824
 Borrowings                                            6           8          18          26
                                                  ------      ------      ------      ------
                     TOTAL INTEREST EXPENSE          486         614       1,474       1,850
                                                  ------      ------      ------      ------
                        NET INTEREST INCOME          879         607       2,595       1,874

Provision for loan losses                             --          --           0          20
                                                  ------      ------      ------      ------

                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES          879         607       2,595       1,854

Noninterest income:
 Gain on sale of securities                           --          --         117         461
 Service fees and other income                         8           7          26          20
                                                  ------      ------      ------      ------
                   TOTAL NONINTEREST INCOME            8           7         143         481

Noninterest expense:
 Equity in loss of limited partnership                11          11          32          22
 Loss on sale of real estate owned                    --          --           9          --
 General and administrative:
  Compensation and benefits                          245         195         758       1,366
  Occupancy and equipment                             21          21          63          68
  Federal deposit insurance premiums                   8           9          25          27
  Legal and audit                                     25           6         121          16
  Franchise taxes                                     77          58         237         123
  Other operating expense                             60          57         185         165
                                                  ------      ------      ------      ------
                  TOTAL NONINTEREST EXPENSE          447         357       1,430       1,787
                                                  ------      ------      ------      ------
                 INCOME BEFORE INCOME TAXES          440         257       1,308         548

Federal income taxes                                 131          65         388         117
                                                  ------      ------      ------      ------
                                 NET INCOME       $  309      $  192      $  920      $  431
                                                  ======      ======      ======      ======
                         EARNINGS PER SHARE       $ 0.20          NA      $ 0.57          NA
                                                  ======      ======      ======      ======
                 DILUTED EARNINGS PER SHARE       $ 0.20          NA      $ 0.57          NA
                                                  ======      ======      ======      ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                                 (In thousands)
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1999        1998
                                                     ----        ----
Net income                                          $ 920       $ 431
Other comprehensive income:
 Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising for period       (943)        447
  Related income tax                                  320        (152)
                                                    -----       -----
                                                     (623)        295

 Reclassification adjustment:
  Gain included in net income                        (117)       (461)
   Related income tax                                  40         157
                                                    -----       -----
                                                      (77)       (304)
                                                    -----       -----
Other comprehensive income                           (700)         (9)
                                                    -----       -----

                 COMPREHENSIVE INCOME               $ 220       $ 422
                                                    =====       =====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Months
                                                          Ended September 30,
                                                        -----------------------
                                                           1999          1998
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                             $    920      $    431
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
  Deferred income taxes                                       92          (124)
  Depreciation                                                30            37
  Amortization of discounts and premiums on
   investments and mortgage-backed and
   related securities                                         (3)          (17)
  Gain on sale of securities                                (117)         (461)
  Provision for loan losses                                   --            20
  Equity in loss of limited partnership                       32            21
  Federal Home Loan Bank dividends                           (17)          (18)
                                                        --------      --------
                                                             937          (111)
 Net increase in accrued interest receivable,
  prepaid expenses and other assets                         (280)         (413)
 Net increase (decrease) in accrued interest,
   accounts payable and other liabilities                      4           558
                                                        --------      --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES          661            34

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of securities available
  for sale                                                   119           470
 Purchase of securities available for sale                (4,984)           --
 Proceeds from maturities of securities
  available for sale                                         614            --
 Proceeds from principal payments on
  mortgage-backed and related securities                   4,918         7,393
 Purchase of mortgage-backed and related
  securities                                              (9,916)       (6,569)
 Net (increase) decrease in interest-bearing
  deposits with banks                                     13,196        (2,143)
 Net (increase) decrease in loans                         (1,445)          505
 Additions to premises and equipment                         (29)          (11)
                                                        --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        2,473          (355)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in savings accounts,
  MMDAs and NOW accounts                                    (305)          341
 Net increase (decrease) in certificates of
  deposit                                                   (852)          215
 Purchase of treasury shares                                (827)           --
 Cash dividends paid                                        (467)           --
                                                        --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (2,451)          556
                                                        --------      --------

                               NET INCREASE IN CASH          683           235

CASH AT BEGINNING OF PERIOD                                  995           819
                                                        --------      --------
                              CASH AT END OF PERIOD     $  1,678      $  1,054
                                                        ========      ========
Cash paid during the period for:
 Interest on deposits                                   $  1,472      $  1,825
 Income taxes                                           $    442      $    249

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS
                   FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
                     September 30, 1999 and 1998 (Unaudited)


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles are in accordance with generally accepted accounting principles and conform to general practices within the savings and loan industry.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management believes that all normal recurring adjustments that are necessary for a fair presentation of interim period financial information have been reflected in these financial statements. The results of operations for the interim periods discussed herein are not necessarily indicative of the results that may be expected for a full year.

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, which exclude treasury shares, less weighted-average shares in the ESOP that are unallocated and committed to be released. The following table sets forth the computation of basic earnings per share for the three and nine month periods ended September 30, 1999 (income in thousands):

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                ---------------------    ---------------------
                                    1999        1998        1999        1998
                                ----------    -------    ----------    -------
BASIC
Net income                      $      309    $   192    $      920    $   431
                                ----------    -------    ----------    -------
Earnings applicable to basic
 earnings per share                    309    N/A               920    N/A
                                ==========    =======    ==========    =======
Average common shares            1,706,968    N/A         1,736,437    N/A
Less average unallocated
 ESOP shares                       122,042    N/A           125,745    N/A
                                ----------    -------    ----------    -------
Average common shares
 outstanding                     1,584,926    N/A         1,610,692    N/A
                                ==========    =======    ==========    =======
Earnings per share              $     0.20    N/A        $     0.57    N/A
                                ==========    =======    ==========    =======

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

The following discussion compares our consolidated financial condition at September 30, 1999 and December 31, 1998 and the results of operations for the three month and nine month periods ended September 30, 1999 with the three month and nine month periods ended September 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

Total assets decreased by $2.5 million, or 2.9%, to $84.2 million at September 30, 1999 from $86.7 million at December 31, 1998. Cash and cash equivalents decreased by $12.5 million as we invested these funds into loans and mortgage backed and investment securities. Total securities increased $8.3 million and loans receivable increased $1.3 million. The balance of the $12.5 million decrease was used to fund the decrease in deposits, repurchases of our common stock and payment of cash dividends to our shareholders.

This decrease was primarily attributable to increases of $8.3 million in total securities, $1.3 million in net loans receivable and $469,000 in prepaid expenses and other assets, accrued interest receivable and prepaid federal income taxes, more than offset by a decrease of $12.5 million in cash and cash equivalents.

The decline in assets was related to a $1.4 million decrease in total liabilities and a $1.1 million decrease in total equity. Deposits decreased by $1.2 million, or 2.1% in the first nine months of 1999. The decline in savings accounts, money market deposit accounts

("MMDA") and NOW accounts during the first nine months of 1999 was $305,000. Additionally, certificates of deposit declined by $852,000 during the first nine months of 1999. Management attributes the decline in deposits to its decision to lower rates paid on savings and transaction accounts by 50 basis points during late 1998. Accrued interest payable and accounts payable and other liabilities increased by $51,000 and federal income tax payable and deferred federal income tax liability declined by $318,000 for the first nine months of 1999.

Total equity at September 30, 1999 was $28.8 million, a $1.1 million, or 3.6% decrease from December 31, 1998. The decrease in total equity, was comprised of $920,000 in net income, which was more than offset by $467,000 in dividends paid by First Niles on its common stock, a $700,000 decrease in net unrealized gains on securities available for sale, and the repurchase of $827,000 of First Niles common stock. First Niles repurchased 59,000 shares of its common stock in the open market during the nine months ended September 30, 1999 at an average price of $14.01 per share. Book value per share was $17.02 at September 30, 1999, compared to $17.06 at December 31, 1998. At September 30, 1999 there were 1,695,411 shares of First Niles common stock outstanding as compared to 1,754,411 shares outstanding at December 31, 1998.

Nonperforming assets, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $811,000 at September 30, 1999, or 2.2% of net loans receivable and 1.0% of total assets compared to $955,000, or 2.6% of net loans receivable and 1.1% of total assets as of December 31, 1998. The allowance for loan losses was $532,000 at September 30, 1999, representing coverage of 65.6% of non-performing assets and 1.4% of net loans receivable. At December 31, 1998, the allowance for loan losses totaled $784,000, or 82.1% of non-performing loans and 2.2% of net loans receivable. The decrease in the allowance for loan losses was attributable to a $252,000 charge-off of loans secured by residential rental property. These properties , owned by one borrower, were sold via a trustee at bankruptcy auction. The principal balance of these loans aggregated $446,000 before the charge-off, and were previously categorized as nonperforming. The remaining proceeds from the auction, in the amount of $193,000, are categorized as an account receivable from the bankruptcy court. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. However, there can be no assurances that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future. We did not have any foreclosed or repossessed assets at September 30, 1999.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

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

NET INCOME. For the three months ended September 30, 1999 First Niles recorded net income of $309,000, resulting in an annualized return on average assets for the period of 1.45%. The annualized return on average shareholders' equity for the three months ended September 30, 1999 was 4.22%. Net income increased by $117,000, or 60.9% for the three months ended September 30, 1999 as compared to the respective 1998 period. The increase in net income for the three months ended September 30, 1999 as compared to the same period in the prior year was primarily due to a $272,000 increase in net interest income and a $1,000 increase in noninterest income, partially offset by a $90,000 increase in noninterest expense and a $66,000 increase in federal income tax expense. The increase in net income for the three months ended September 30, 1999 as compared to same period in 1998 was primarily attributable to an increase in earning assets related to the Association's conversion from mutual to stock form during the last quarter of 1998, a decline in the overall cost of funds and a modest increase in the size of the loan portfolio. Earnings per share for the three months ended September 30, 1999 was $0.20.

NET INTEREST INCOME. Net interest income increased by $272,000, or 44.8% for the three month period ended September 30, 1999 as compared to the respective 1998 period. For the three months ended September 30, 1999 total interest income increased by $144,000 and total interest expense decreased by $128,000 as compared to the same period in 1998. For the three months ended September 30, 1999 the interest rate spread was 3.00% and the net interest margin was 4.31%. For the three months ended September 30, 1999 the yield on interest earning assets was 6.59% and the overall cost of funds was 3.59%. The infusion of proceeds from Home Federal's mutual to stock conversion into non-loan interest-earning assets was the primary reason for the increase in interest income as described above. The primary reasons for the decline in interest expense include a $1.2 million decrease in deposits, and a 62 basis point decline in the cost of funds that has taken place since December 31, 1998. The basis point decline in the cost of funds was primarily due to management's decision to lower the interest rate paid on savings accounts, MMDAs and NOW accounts by 50 basis points as of December 1, 1998. Management believes that our rates on savings and transaction accounts remain competitive. There was no provision for loan losses in the quarter ended September 30, 1999 or in the quarter ended September 30, 1998.

NONINTEREST INCOME. Noninterest income of $8,000 for the three months ended September 30, 1999 was $1,000, or 14.3% higher than during the same period in 1998. This increase was the result of higher service fee income.

NONINTEREST EXPENSE. Noninterest expense increased $90,000, or 25.2% for the three months ended September 30, 1999 as compared to the same period in 1998. Compensation and benefits increased by $50,000 from period to period, primarily due to routine salary increases, the addition of one full-time employee and the costs associated with our Employee Stock Ownership Plan. Legal and audit fees, franchise taxes and other operating expenses increased by $41,000, from quarterly period to quarterly period, primarily due to increased franchise taxes associated with significantly increased capital levels, and increased professional fees associated with increased regulatory reporting related to being a public company.

FEDERAL INCOME TAXES. The provision for federal income taxes increased by $66,000 for the three months ended September 30, 1999 as compared to the same period in 1998, primarily due to an increase in pre-tax income of $183,000. The effective tax rate was 29.8% in the current three month period. For the three months ended September 30, 1998 the effective tax rate was 25.3%.


RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET INCOME. First Niles recorded net income of $920,000 for the nine months ended September 30, 1999. This net income resulted in an annualized return on average assets for the nine-month period of 1.44% and an annualized return on average shareholders' equity of 4.14%. Net income increased by $489,000, or 113.5% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in net income for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was primarily due to a $721,000 increase in net interest income, a $357,000 decrease in noninterest expense, partially offset by a $338,000 decrease in noninterest income and a $271,000 increase in federal income tax expense. The same factors cited above regarding the increase in net income for the three months ended September 30, 1999 as compared to the same period in 1998 primarily contributed to the increase in net income for the nine months ended September 30, 1999 as compared to the same period in 1998. Earnings per share for the nine months ended September 30, 1999 was $0.57.

NET INTEREST INCOME. Net interest income increased by $721,000, or 38.5% for the nine months ended September 30, 1999 as compared to the respective 1998 period. For the nine months ended September 30, 1999 total interest income increased by $345,000 and total interest expense decreased by $376,000 as compared to the same period in 1998. For the nine months ended September 30, 1999 the interest rate spread was 2.81% and the net interest margin was 4.04%. For the nine months ended September 30, 1999 the yield on interest earning assets was 6.44% and the overall cost of funds was 3.63%. The infusion of proceeds from Home Federal's mutual to stock conversion into non-loan interest-earning assets was the primary reason for the increase in interest income as described above. The primary reasons for the decline in interest expense for the nine month period ended September 30, 1999 are essentially the same factors as described for the decline in interest expense for the three month period ended September 30, 1999, and include a decrease in interest bearing liabilities and a decline in the cost of funds. There was no provision for loan losses in the nine months ended September 30, 1999 compared to $20,000 in the nine months ended September 30, 1998.

NONINTEREST INCOME. Noninterest income of $143,000 for the nine months ended September 30, 1999 was $338,000 lower than during the same period in 1998. Gain on sale of investment securities was $117,000 for the nine months ended September 30, 1999 as compared to $461,000 for the nine months ended September 30, 1998, a difference of $334,000. The sale of 2,000 shares and 9,728 shares of Freddie Mac stock accounted for the entire gain on sale of investments recorded in each respective nine month period in 1999 and 1998. Service fees and other income increased to $26,000 during the nine months ended September 30, 1999 as compared to $20,000 for the nine months ended September 30, 1998. The increase in service fee and other income is primarily attributable to increases in fees charged for specific customer services.

NONINTEREST EXPENSE. Noninterest expense decreased $357,000, or 20.0%, for the nine months ended September 30, 1999 as compared to the same period in 1998. Compensation and benefits decreased by $608,000 from period to period, primarily due to the occurrence in 1998 of one-time compensation items, including a special bonus paid to all employees and lump sum accruals made to deferred compensation plans of senior executives in exchange for the termination of further contributions to these plans. Legal and audit fees, franchise taxes and other operating expenses increased by $239,000, from period to period, primarily due to increased franchise taxes associated with significantly increased capital levels, and increased professional fees associated with increased regulatory reporting related to being a public company.

FEDERAL INCOME TAXES. The provision for federal income taxes increased by $271,000 for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase in the provision for federal income taxes as compared to the same period in 1998 was primarily due to an increase in pre-tax income of $760,000. The effective tax rate was 29.7% for the nine month period ended September 30, 1999 compared to 21.4% in the same nine month period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Our main source of funds are deposits, in addition to loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Federal regulations require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $4.6 million at September 30, 1999. At September 30, 1999 we had a regulatory liquidity ratio of 7.91%, significantly exceeding the 4.0% minimum requirement.

Our capital resources are used to meet ongoing funding commitments, including various types of deposit withdrawals, investments in securities, funding of existing and future loan commitments, the preservation of liquidity, and to pay operating expenses. At September 30, 1999 we had outstanding commitments to extend credit totaling $2.0 million.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.50%, 3.00% and 8.00%, respectively. As of September 30, 1999, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 28.36%, 28.36% and 56.03%, respectively.


SHARE REPURCHASE

During the quarter ended September 30, 1999 First Niles continued with the share repurchases first authorized by the Board of Directors during the three months ended June 30, 1999. At that time the Board of Directors authorized the repurchase of up to 5.0%, or 87,720 of the outstanding shares of First Niles in the open market. At September 30, 1999 a total of 59,000 shares, aggregating $827,000 and representing an average price of $14.01, had been repurchased.


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

An internal committee, comprised of two officers and an outside director has been formed to measure, monitor and address the potential risk that the year 2000 computer situation poses to us. Additionally, we have been assured by our data processing service bureau that their computer services will function properly on and after January 1, 2000. While we are attempting to ensure that our computer dependent operations are year 2000 compliant and we do not anticipate any significant year 2000 issues with respect to our premises or other non-information systems, we cannot assure that some year 2000 problems will not occur. If some year 2000 problems do occur, we cannot predict the extent and effect of such problems on our business operations.

However, as an additional safeguard, we have developed a contingency plan that would allow us to operate using a manual customer transaction system should the year 2000 problem render our data processing system inoperable. Under the plan, general ledger and various other records will also be posted and maintained manually. Management believes that such a manual system is sustainable given our relatively small size, our one office location, the relative simplicity of our products and the experience of our staff.

Through September 30, 1999, we have spent approximately $27,000 on computer equipment and software in order to be year 2000 compliant, with no material costs incurred in the latest quarter. We do not expect any further significant costs to be incurred in this area based on our current evaluation of our year 2000 preparedness.

In addition to expenses related to our own operations, we could incur losses if loan payments are delayed due to year 2000 problems affecting any of our significant borrowers or if payroll systems of employers in our area become impaired. We have been communicating with our vendors to assess their progress in evaluating their data processing systems and their corrective action required for them to be prepared for the year 2000. We have also corresponded with selected borrowers regarding their year 2000 preparedness. These borrowers were selected based on the aggregate amounts owed to us, the type of loans outstanding and the perceived year 2000 risk based on our knowledge of their operations. To date, such parties have yet to advise us that they do not have plans in place to address and correct issues associated with the year 2000 problem; however, no assurance can be given as to the adequacy of these plans or to the timeliness of their implementation. Currently, due to the types of borrowers doing business with us and the nature of our loans with these borrowers, the year 2000 issue is not considered as part of our underwriting criteria.


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

Item 6. Exhibits and Reports on Form 8-K:

        (a) The following exhibit is filed herewith:

            EXHIBIT NO.                        DESCRIPTION

            27.1                               Financial Data Schedule

        (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST NILES FINANCIAL, INC.
                                   Registrant


Date:    November 11, 1999        By:   /s/ William L. Stephens
                                        -------------------------------------
                                        William L. Stephens
                                        President and Chief Executive Officer
                                        (DULY AUTHORIZED REPRESENTATIVE)


Date:    November 11, 1999         By:  /s/ Thomas G. Maley
                                        -------------------------------------
                                        Thomas G. Maley
                                        Controller
                                        (PRINCIPAL ACCOUNTING OFFICER)