Form 10KSB40
period 1999-12-31
FIRST NILES FINANCIAL INC
filed 2000-03-27
CIK 1065823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ______________________


                         COMMISSION FILE NUMBER: 0-24849

                           FIRST NILES FINANCIAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                     34-1870418
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  55 NORTH MAIN STREET, NILES,  OHIO                      44446-5097
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

  Registrant's telephone number, including area code:    (330) 652-2539
                                                     ----------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $5.6 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq System as of March 15, 2000, was $14.85 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 15, 2000, there were issued and outstanding 1,660,749 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB -- Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999.

PART III of Form 10-K -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2000.

          Transitional Small Business Disclosure Format: Yes ____; No X

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This document, including information incorporated by reference, contains, and future filings by First Niles Financial, Inc. on Form 10-QSB and Form 8-K and future oral and written statements by First Niles Financial and its management may contain, forward-looking statements about First Niles Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by First Niles Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. First Niles Financial disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders (attached to this document as Exhibit 13) and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

     The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

     o the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
     o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
     o   inflation, interest rate, market and monetary fluctuations;
     o the timely development of and acceptance of new products and services of Home Federal and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
     o the willingness of users to substitute competitors' products and services for our products and services;
     o the success of Home Federal in gaining regulatory approval of its products and services, when required;
     o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
     o   the impact of technological changes;
     o   acquisitions;
     o   changes in consumer spending and saving habits; and
     o   our success at managing the risks involved in the foregoing.

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

     The business and management of First Niles consists of the business and management of Home Federal. At December 31, 1999, we had $80.4 million of assets and stockholders' equity of $18.5 million (or 23.02% of total assets). Our common stock is traded on The Nasdaq SmallCap Market under the symbol "FNFI".

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

     Our offices are located at 55 North Main Street, Niles, Ohio 44446-5097 and our telephone number is (330) 652-2539.

RECENT LEGISLATION

     On November 12, 1999, the Gramm-Leach-Bliley Act, which modernizes the financial services industry by, among other things, permitting banking, insurance and securities companies to combine, was signed into law. It is unclear what impact this legislation will have on our operations, although the anticipated creation of larger and stronger financial services competitors could materially affect our operations.

MARKET AREA

     Our primary market area is Niles, Ohio. Our primary lending area consists generally of the area within a 30 mile radius of the City of Niles. Although we may grant loans outside of this 30 mile radius upon the approval of our Board of Directors, we do not grant loans outside the State of Ohio.

     Trumbull County, where Home Federal is located, consists primarily of suburban and rural communities with manufacturing and wholesale distribution activities serving as the basis of the local economy. Major employers in the area include General Motors Corp. and WCI Steel, Inc. Our market area has experienced a higher current unemployment rate than Ohio and the United States. In December 1999, Trumbull County had an unemployment rate of 4.2%, compared to an unemployment rate of 4.0% in Ohio, and 4.1% in the United States.

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

LENDING ACTIVITIES

     GENERAL. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make permanent and construction loans on multi-family and commercial properties, and a limited number of consumer and commercial business loans. Our mortgage loans carry either a fixed or an adjustable interest rate. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 1999, our net loan portfolio totaled $36.9 million, which constituted 45.8% of our total assets.

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

     At December 31, 1999, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was approximately $3.4 million. At December 31, 1999, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. At that date, our largest lending relationship to a single borrower or a group of related borrowers consisted of nine loans totaling $2.1 million of which approximately $217,000 was unfunded at December 31, 1999. Of the nine loans, six loans were for the construction or development of residential housing, including condominiums, and three loans were secured by apartment rental units and commercial office space. the second largest lending relationship at December 31, 1999, consisted of two purchased participation loans totaling $1.9 million for the construction of an apartment complex and a completed warehouse/office and retail complex in Columbus, Ohio. Approximately $383,000 of the $1.0 million apartment complex participation construction loan was unfunded at December 31, 1999. The third largest lending relationship at December 31, 1999, consisted of a purchased participation loan for $1.0 million, secured by a warehouse under construction in Columbus, Ohio. Approximately $267,000 of this loan was unfunded as of December 31, 1999. Our next largest lending relationship at December 31, 1999, totaled $992,000 and consisted of a purchased participation loan secured by two separate apartment complexes in Wooster, Ohio. Our fifth largest lending relationship as of December 31, 1999 consisted of a purchased participation loan secured by single-family rental units in Columbus, Ohio. Each of the foregoing loans was current and performing in accordance with its terms at December 31, 1999.

     We had nine other lending relationships which exceeded $400,000 at December 31, 1999. As of that date, all of these lending relationships were current and performing generally in accordance with their loan terms except for one lending relationship that consisted of four loans aggregating $675,000 that had one loan with a balance of $263,000 on nonaccrual status.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. The dollar amounts and percentages were calculated before deductions for loans in process, deferred fees and discounts and allowances for losses.

                                                      December 31,
                                         --------------------------------------
                                               1999                 1998
                                         ------------------   -----------------
                                         Amount    Percent    Amount    Percent
                                         ------    -------    ------    -------
                                                 (Dollars in Thousands)
Real Estate Loans:
 One- to four-family.................   $25,946     66.86%   $25,474     66.81%
 Commercial..........................     5,903     15.21      5,042     13.23
 Multi-family........................     1,924      4.96      1,298      3.40
 Construction or development.........     3,622      9.33      5,104     13.39
                                        -------    ------    -------    ------
     Total real estate loans.........    37,395     96.36     36,918     96.83
                                        -------    ------    -------    ------

Other Loans:
 Consumer Loans:
 Home equity.........................       751      1.94        915      2.40
 Other...............................       462      1.19         82      0.21
                                        -------    ------    -------    ------
     Total consumer loans............     1,213      3.13        997      2.61
 Commercial business loans...........       199      0.51        213      0.56
                                        -------    ------    -------    ------
     Total other loans...............     1,412      3.64      1,210      3.17
                                        -------    ------    -------    ------
     Total loans.....................    38,807    100.00%    38,128    100.00%
                                                   ======               ======

Less:
 Loans in process....................     1,390                1,212
 Deferred fees and discounts.........         5                  ---
 Allowance for losses................       549                  784
                                        -------              -------
                                          1,944                1,996
                                        -------              -------
 Total loans receivable, net.........   $36,863              $36,132
                                        =======              =======

     The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                             December 31,
                                                  --------------------------------------------------------------
                                                             1999                                1998
                                                  -------------------------           --------------------------
                                                   Amount           Percent           Amount             Percent
                                                   ------           -------           ------             -------
                                                                        (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family .....................       $14,708            37.90%           $13,710             35.96%
  Commercial ..............................           323             0.83                318              0.84
  Multi-family ............................           107             0.28                188              0.49
  Construction or development .............         1,978             5.10              3,698              9.70
                                                  -------           ------            -------            ------
     Total real estate loans ..............        17,116            44.11             17,914             46.99
                                                  -------           ------            -------            ------

 Consumer .................................           827             2.13                997              2.61
 Commercial business ......................           199             0.51                213              0.56
                                                  -------           ------            -------            ------
                                                    1,026             2.64              1,210              3.17
                                                  -------           ------            -------            ------
     Total fixed-rate loans ...............        18,142            46.75             19,124             50.16

Adjustable-Rate Loans:
 Real estate:
  One- to four-family .....................        11,238            28.96             11,764             30.85
  Commercial ..............................         5,580            14.38              4,724             12.39
  Multi-family ............................         1,817             4.68              1,110              2.91
  Construction or development .............         1,644             4.24              1,406              3.69
                                                  -------           ------            -------            ------
     Total real estate loans ..............        20,279            52.26             19,004             49.84
 Consumer .................................           386             0.99                 --                --
                                                                    ------            -------            ------
     Total adjustable-rate loans ..........        20,665            53.25             19,004             49.84
                                                  -------           ------            -------            ------
     Total loans ..........................        38,807           100.00%            38,128            100.00%
                                                                                      =======            ======

Less:
 Loans in process..........................         1,390                               1,212
 Deferred fees and discounts...............             5                                  --
 Allowance for loan losses.................           549                                 784
                                                  -------                             -------
                                                    1,944                               1,996
                                                  -------                             -------
    Total loans receivable, net............       $36,863                             $36,132
                                                  =======                             =======

     The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios at December 31, 1999 before net items. Mortgage loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                     Real Estate Construction        Commercial
                                          or Development              Business                     Total
                                     -------------------------  -----------------------     ---------------------
                                                    Weighted                  Weighted                  Weighted
                                                     Average                   Average                   Average
                                      Amount          Rate      Amount          Rate        Amount        Rate

                                                             (Dollars in Thousands)
Due During Periods
Ending December 31,
-------------------
2000(1)......................         $1,493          8.04%      $  1           7.50%       $1,494        8.04%
2001 to 2004.................          1,945          7.98         97           8.47         2,042        8.01
After 2004...................            184          7.91        101           7.91           285        7.91
                                     -------                     ----                       ------
     Totals..................         $3,622          8.00%      $199           8.18%       $3,821        8.01%
                                      ======                     ====                       ======

-----------------------------

(1) Includes demand loans, non-accrual loans, loans having no stated maturity and overdraft loans.

     The total amount of loans in the above table due after December 31, 2000 which have fixed interest rates is $1.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $612,000.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. Residential loan originations are generated by our marketing efforts, present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 1999, one- to four-family residential mortgage loans totaled $25.9 million, or 66.9% of our gross loan portfolio.

     Home Federal currently originates one- to four-family mortgage loans on either a fixed or adjustable basis, as consumer demand dictates. The pricing strategy for fixed-rate mortgage loans revolves around setting interest rates that are competitive with other local financial institutions. Adjustable-rate mortgage loans are offered with either one-year or three-year repricing periods. Due to their wide availability and market rate sensitivity, we currently use the one-year and three-year U.S. Treasury Security Constants plus a stated margin over such indices for pricing of adjustable-rate mortgage loans. During the year ended December 31, 1999, we originated $1.5 million of one- to four-family adjustable-rate mortgage loans and $3.3 million of one- to four-family, fixed-rate mortgage loans. We have not sold any mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis" in our Annual Report to Stockholders.

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

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. We are engaged in commercial and multi-family real estate lending. These loans are secured primarily by small retail establishments, small office buildings and other non-residential and residential properties located in our market area. At December 31, 1999, commercial real estate loans totaled $5.9 million or 15.2% of our gross loan portfolio and multi-family real estate loans totaled $1.9 million or 5.0% of our gross loan portfolio.

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

     CONSTRUCTION AND DEVELOPMENT LENDING. We originate residential construction loans to individuals as well as loans secured by building lots or raw land held for development. Presently, all of these loans are secured by property located within our market area. At December 31, 1999, we had $3.6 million in construction and development loans outstanding, representing 9.3% of our gross loan portfolio. At December 31, 1999, our two largest construction lending relationships consisted of participation interests secured by an apartment complex and a warehouse, both located in Columbus, Ohio. The apartment complex participation interest totaled $1.0 million, with approximately $383,000 unfunded at December 31, 1999. The warehouse participation interest totaled $1.0 million, with approximately $267,000 unfunded at December 31, 1999. Both of these loans were performing in accordance with terms at December 31, 1999.

     Construction loans to individuals for their residences generally are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms that match the one- to four-family loans then offered by Home Federal, except that during the construction phase the borrower pays only interest on the loan. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1999, $768,000 of our construction loans were to borrowers intending to live in the properties upon completion of construction.

     Loans secured by building lots or raw land held for development are generally granted with terms of up to five years and are available at a fixed interest rate. Payments on loans secured by building lots are due monthly and amortized on a 20-year basis, resulting in a balloon payment at maturity. Payments on raw land held for development are due monthly, and are interest only. Loans secured by building lots or raw land for development are granted based on both the financial strength of the borrower and the value of the underlying property. At December 31, 1999, we had $1.1 million of loans secured by building lots and raw land.

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

     The following table shows our loan origination, purchase and repayment activities for the periods indicated.


                                                         Year Ended December 31,
                                                         -----------------------
                                                           1999          1998
                                                           ----          ----
                                                              (In Thousands)
Originations by type:
 Adjustable rate:
 Real estate - one- to four-family .................     $  1,499      $  2,000
                    - commercial ...................          400         1,188
                    - multi-family .................           64            --
                                                         --------      --------
         Total adjustable-rate .....................        1,963         3,188
                                                         --------      --------
 Fixed rate:
 Real estate - one- to four-family .................        3,297         3,555
                    - commercial ...................           --            --
                    - multi-family .................           --           675
                    - land and development .........           38           371
 Non-real estate - consumer ........................          890           803
                    - commercial business ..........          111            62
                                                         --------      --------
         Total fixed-rate ..........................        4,336         5,466
                                                         --------      --------
         Total loans originated ....................        6,299         8,654
                                                         --------      --------

Purchases:
 Real estate - one- to four-family .................           --            --
                    - commercial ...................        1,000            --
                    - multi-family .................        2,000         1,000
                    - land and development .........           --           525
                                                         --------      --------
         Total loans purchased .....................        3,000         1,525
 Mortgage-backed and related securities ............        9,917         9,541
                                                         --------      --------
         Total purchased ...........................       12,917        11,066
                                                         --------      --------

Repayments:
 Principal repayments ..............................       14,278        20,223
                                                         --------      --------
         Total reductions ..........................       14,278        20,223
 Decrease in other items, net ......................         (441)          (37)
                                                         --------      --------
         Net increase (decrease) ...................     $  4,497      $   (540)
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

     DELINQUENT LOANS. The following table sets forth our loan delinquencies by type, number, amount and percentage of type at December 31, 1999.

                                                    Loans Delinquent For:
                            -------------------------------------------------------------------

                                        30-89 Days                      90 Days and Over                Total Delinquent Loans
                            --------------------------------     ------------------------------     ------------------------------
                                                    Percent                            Percent                            Percent
                                                    of Loan                            of Loan                            of Loan
                              Number      Amount    Category     Number      Amount    Category     Number      Amount    Category
                              ------      ------    --------     ------      ------    --------     ------      ------    --------

                                                                     (Dollars in Thousands)
Real Estate:
   One- to four-family          15      $  724       2.79%          11      $  307       1.18%         26      $1,031       3.97%
   Commercial ........           1          33       0.56            1         252       4.27           2         285       4.83
   Multi-family ......          --          --         --           --          --         --          --          --         --
   Construction or
     development .....           2         108       2.98            1         263       7.26           3         371      10.24
Consumer .............           6          27       2.23            1           4       0.33           7          31       2.56
Commercial ...........           1          21      10.55           --          --         --           1          21      10.55
                             -----       -----      -----       ------      ------      -----      ------      ------      -----

     Total ...........          25      $  913       2.35%          14      $  826       2.13%         39      $1,739       4.48%
                             ======      ======      =====      ======      ======      =====      ======      ======      =====

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

                                                                December 31,
                                                             -------------------
                                                             1999          1998
                                                             ----          ----

                                                          (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ..............................         $ --          $ --
  Construction or development ......................          263           648
                                                             ----          ----
     Total .........................................          263           648
                                                             ----          ----

Accruing loans delinquent more than 90 days:
  One- to four-family ..............................          307           206
  Multi-family .....................................           --            --
  Commercial real estate ...........................          252            --
  Construction or development ......................           --            95
  Consumer .........................................            4             6
  Commercial business ..............................           --            --
                                                             ----          ----
     Total .........................................          563           307
                                                             ----          ----

Total non-performing loans .........................         $826          $955
                                                             ====          ====
Total as a percentage of gross loans receivable ....         2.21%         2.59%
                                                             ====          ====


     Except as discussed below, there were no nonperforming loans to any one borrower or group of related borrowers that exceeded either individually or in the aggregate $250,000.

     Included in the table above is a commercial real estate loan with an outstanding balance of $263,000 at December 31, 1999. This loan is for the development of 34 single-family lots and 23 condominium sites for the eventual construction of 56 condominium units. This loan was originated in June 1994 for $1.0 million with a loan-to-value ratio of approximately 79%. The development consists of three phases. The first phase is for the development of 34 single-family residential lots and phase two is for the development of 23 condominium sites. Phase three, for which we have not granted any financing commitment, is for the development of 37 additional single-family lots. The borrower initially projected that phase one would be completed in early 1995, with sales occurring during 1995 and 1996. As a result of construction delays, phases one and two were completed during the first quarter of 1997. Lot sales have been significantly slower than projected with only nine single-family lots having been sold as of December 31, 1999. Lot sales remain slow. The condominium sites were released during 1999 in exchange for a $276,000 pay down of the loan.

     For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $63,000, none of which was included in interest income.

     OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above as of December 31, 1999, there was one loan, secured by an individual commercial property, with an outstanding balance of $530,000 with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in the future inclusion of this item in the non-performing asset categories. This loan was originated in December 1994 for $582,000 and at December 31, 1999 was current and performing in accordance with its loan terms. Management is monitoring this loan based on its evaluation of the borrower's cash flow and financial condition, which raises concerns regarding the borrower's ability to service this loan in the future. This loan has been considered in management's determination of the adequacy of our allowance for loan losses.

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

     In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 1999, we had classified $802,000 of our assets as substandard, which represents 4.3% of stockholders' equity and 1.0% of total assets. No assets were classified as doubtful or as loss.

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

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to our allowance will be the result of periodic loan, property and collateral reviews and thus, cannot be predicted in advance. At December 31, 1999, our total allowance for loan losses represented coverage of 66.5% of non-performing loans. See Notes A and C of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders.

     The following table sets forth an analysis of our allowance for loan losses.

                                                                  At and For the Years
                                                                   Ended December 31,
                                                                  --------------------
                                                                  1999           1998
                                                                  ----           ----
                                                                     (In Thousands)
Balance at beginning of period ...........................        $ 784          $ 854

Charge-offs: One- to four-family .........................          300             21
                                                                  -----          -----
    Total charge-offs ....................................          300             21

Recoveries: ..............................................           --             54
                                                                  -----          -----
   Net (charge-offs) recoveries ..........................         (300)            33
Additions charged (reductions credited) to operations ....           65           (103)
                                                                  -----          -----
Balance at end of period .................................        $ 549          $ 784
                                                                  =====          =====

Ratio of net charge-offs (recoveries) during the period to
 average loans outstanding during the period .............         0.80%         (0.09)%
                                                                  =====          =====

Ratio of net charge-offs (recoveries) during the period to
 average non-performing loans ............................        31.03%         (2.27)%
                                                                  =====          =====

     During the year ended December 31, 1998, we reduced the allowance for loan losses to $784,000. To reduce the allowance, $103,000 was credited back to operations through the provision for loan losses. We reduced the allowance to reflect the decreased level of nonperforming loans and management's reassessment of the loan portfolio as of December 31, 1998. During the year ended December 31, 1999 we charged off $300,000, with $291,000 attributable to the bankruptcy of one borrower, whose loans were collateralized by residential rental real estate. The properties collateralizing these loans were disposed of through bankruptcy action. During 1999 we also added $65,000 to the allowance for loan losses to partially offset the charge-offs and to adequately reflect management's assessment of the risks inherent in the loan portfolio.

     The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

                                                                          December 31,
                                   -----------------------------------------------------------------------------------
                                                   1999                                        1998
                                   -------------------------------------        --------------------------------------
                                                                Percent                                       Percent
                                                                of Loans                                     of Loans
                                                  Loan          in Each                         Loan          in Each
                                   Amount of     Amounts        Category        Amount of      Amounts       Category
                                   Loan Loss        by          to Total        Loan Loss        by          to Total
                                   Allowance     Category        Loans          Allowance     Category         Loans
                                   ---------     --------        -----          ---------     --------         -----
                                                                     (Dollars in Thousands)
One- to four-family .......        $    69        $25,946         66.86%        $   154        $25,474         66.81%
Multi-family, commercial,
  real estate, construction
  or development ..........            121         11,449         29.50             142         11,444         30.02
Consumer and commercial
  business ................              1          1,412          3.64               1          1,210          3.17
Unallocated ...............            358             --            --             487             --            --
                                   -------        -------        ------         -------        -------        ------
     Total ................        $   549        $38,807        100.00%        $   784        $38,128        100.00%
                                   =======        =======        ======         =======        =======        ======

INVESTMENT ACTIVITIES

     Home Federal must maintain minimum levels of investments that qualify as liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by Office of Thrift Supervision regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1999, our liquidity ratio was 13.80%. The liquidity ratio represents liquid assets as a percentage of net withdrawable savings deposits and current short-term borrowings.

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

     The general objectives of our investment portfolio are to: (i) provide and maintain liquidity within the guidelines prescribed by Office of Thrift Supervision regulations; (ii) provide liquidity when loan demand is high and to assist in maintaining earnings when loan demand is low; and (iii) maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis"in our Annual Report to Stockholders.

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

     Our policy is to purchase only collateralized mortgage obligations that are in the first or second repayment tranche (investment class) and are AAA rated. The expected life of our collateralized mortgage obligations is typically under five years at the time of purchase, although the contractual life may exceed 20 years. Premiums associated with collateralized mortgage obligations purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average lives of the collateralized mortgage obligations. The purpose of our collateralized mortgage obligation investment strategy is to:
(i) assist in maintaining Home Federal's qualified thrift lender status (see "Regulation - Qualified Thrift Lender"); (ii) generate high cash flow so as to lessen liquidity and reinvestment risk; (iii) preserve asset quality; and (iv)
generate additional interest income. At December 31, 1999, we held collateralized mortgage obligations totaling $16.2 million, all of which were secured by underlying collateral issued under government agency-sponsored programs. All of our collateralized mortgage obligations and mortgage-backed securities are currently classified as held to maturity. At December 31, 1999, our collateralized mortgage obligations did not qualify as high risk mortgage securities under Office of Thrift Supervision regulations.

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

     The following table sets forth the composition of our investment and mortgage-backed and related securities portfolio at the dates indicated. Our investment securities portfolio at December 31, 1999, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the U.S. Government or its agencies and excluding our mutual fund investments.

                                                                                  December 31,
                                                         ---------------------------------------------------------
                                                                    1999                            1998
                                                         ------------------------         ------------------------
                                                           Book            % of             Book          % of
                                                           Value          Total             Value         Total
                                                           -----          -----             -----         -----
                                                                             (Dollars in Thousands)
Investment securities:
  Mutual funds(1) ...............................        $ 14,712          82.40%         $ 15,333          76.40%
  Freddie Mac stock .............................           1,788          10.02             2,577          12.85
  Corporate debt securities .....................              --             --             1,826           9.10
  U.S. agency securities ........................           1,000           5.60                --             --
  Federal Home Loan Bank stock ..................             340           1.90               317           1.58
  Other .........................................              15           0.08                15           0.07
                                                         --------         ------          --------         ------
     Total investment securities and Federal Home
       Loan Bank stock ..........................        $ 17,855         100.00%         $ 20,068         100.00%
                                                         ========         ======          ========         ======

Mortgage-backed and related securities:
  Collateralized mortgage obligations ...........        $ 16,276         100.13%         $ 12,385          99.62%
  Freddie Mac ...................................              34           0.21                60           0.48
  Government National Mortgage Association ......              12           0.07                27           0.22
                                                         --------         ------          --------         ------
                                                           16,322         100.41            12,472         100.32
Unamortized discounts, net ......................             (67)         (0.41)              (40)         (0.32)
                                                         --------         ------          --------         ------
     Total mortgage-backed securities ...........        $ 16,255         100.00%         $ 12,432         100.00%
                                                         ========         ======          ========         ======

Other interest-earning investments:
  Money market mutual fund ......................        $  1,438          22.68%         $  5,404          33.50%
  Interest-bearing deposits with banks ..........           1,800          28.40             1,500           9.30
  Federal funds sold ............................           3,100          48.92             9,225          57.20
                                                         --------         ------          --------         ------
     Total ......................................        $  6,338         100.00%         $ 16,129         100.00%
                                                         ========         ======          ========         ======

-------------------------------------------------------------

(1) Mutual funds invest primarily in obligations of the U.S. Government and its agencies.

     The  following  table  sets  forth  the   contractual   maturities  of  our
mortgage-backed and related securities at December 31, 1999.


                                                              Due in                                                      December
                          ------------------------------------------------------------------------------                  31, 1999
                          6 Months    6 Months        1 to 3         3 to 5      5 to 10        10 to 20     Over 20       Balance
                          or Less     to 1 Year        Years         Years        Years           Years       Years      Outstanding
                          ----------------------------------------------------------------------------------------------------------
                                                                  (In Thousands)
Collateralized mortgage
obligations ...........   $   --        $   --        $    --        $   --       $ 3,915        $   945     $11,349        $16,209

Freddie Mac ...........       --            --             34            --            --             --          --             34

Government National
  Mortgage Association        --            --             12            --            --             --          --             12
                          ------        ------        -------        ------       -------        -------     -------        -------

   Total ..............   $   --        $   --        $    46        $   --       $ 3,915        $   945     $11,349        $16,255
                          ======        ======        =======        ======       =======        =======     =======        =======

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

     The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates, and competition. Deposit balances decreased in 1998 as a result of our customers using their funds deposited at Home Federal to purchase shares of First Niles common stock in October 1998. Deposit balances remained relatively stable during 1999.

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

     The following table sets forth the deposit flows at Home Federal during the periods indicated.



                                                    Years Ended December 31,
                                                ------------------------------
                                                   1999                 1998
                                                   ----                 ----
                                                     (Dollars in Thousands)

Opening balance ......................           $ 54,837             $ 57,854
Deposits .............................             41,952               41,048
Withdrawals ..........................            (43,888)             (46,223)
Interest credited ....................              1,644                2,158
                                                 --------             --------

Ending balance .......................           $ 54,545             $ 54,837
                                                 ========             ========

Net increase (decrease) ..............           $   (292)            $ (3,017)
                                                 --------             --------

Percent increase (decrease) ..........              (0.53)%              (5.21)%
                                                 ========             ========


     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

                                                                    December 31,
                                                       ----------------------------------------
                                                             1999                  1998
                                                       -----------------     ------------------
                                                                 Percent                Percent
                                                       Amount   of Total     Amount    of Total
                                                       ------   --------     ------    --------
                                                                (Dollars in Thousands)

Transactions and Savings Deposits:
Passbook and statement savings accounts (2.50%)(1)    $20,736     38.02%    $20,763     37.86%
NOW accounts (2.50%)(1) ..........................      3,409      6.25       3,081      5.62
Money market accounts (2.55%)(1) .................      3,971      7.28       3,811      6.95
                                                      -------    ------     -------    ------

Total non-certificates ...........................     28,116     51.55      27,655     50.43
                                                      -------    ------     -------    ------

Certificates:
 2.00 - 3.99% ....................................         --        --         228      0.42
 4.00 - 5.99% ....................................     25,829     47.35      26,954     49.15
 6.00 - 7.99% ....................................        600      1.10          --        --
                                                      -------    ------     -------    ------

Total certificates ...............................     26,429     48.45      27,182     49.57
                                                      -------    ------     -------    ------
Total deposits ...................................    $54,545    100.00%    $54,837    100.00%
                                                      =======    ======     =======    ======

------------------------------

(1)  Interest rates stated apply to December 31, 1999.

     The  following   table  shows  rate  and  maturity   information   for  our
certificates of deposit as of December 31, 1999.


                                                                2.00-      4.00-       6.00-                     Percent
                                                                3.99%      5.99%       7.99%       Total         of Total
                                                                -----      -----       -----       -----         --------
                                                                            (Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2000............................................      $ ---    $ 8,482        $ ---     $ 8,482          32.09%
June 30, 2000.............................................        ---      7,180          ---       7,180          27.17
September 30, 2000........................................        ---      3,500          ---       3,500          13.24
December 31, 2000.........................................        ---      2,537          600       3,137          11.87
March 31, 2001............................................        ---      1,312          ---       1,312           4.97
June 30, 2001.............................................        ---      1,703          ---       1,703           6.44
September 30, 2001........................................        ---        220          ---         220           0.83
December 31, 2001.........................................        ---        152          ---         152           0.58
March 31, 2002............................................        ---        217          ---         217           0.82
June 30, 2002.............................................        ---        117          ---         117           0.44
September 30, 2002........................................        ---        145          ---         145           0.55
December 31, 2002.........................................        ---        264          ---         264           1.00
Thereafter................................................        ---        ---          ---         ---            ---
                                                                -----    -------         ----     -------         ------

   Total..................................................      $ ---    $25,829         $600     $26,429         100.00%
                                                                =====    =======         ====     =======         ======

   Percent of total.......................................        ---%     97.73%        2.27%     100.00%
                                                                =====      =====         ====      ======


     The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.

                                                                              Maturity
                                                           ---------------------------------------------

                                                                         Over         Over
                                                           3 Months     3 to 6       6 to12      Over 12
                                                           or Less      Months       Months       Months      Total
                                                           -------      ------       ------       ------      -----

                                                                              (In Thousands)

Certificates of deposit less than $100,000...........       $7,497      $5,846        $5,404      $4,130     $22,877

Certificates of deposit of $100,000 or more..........          985       1,334         1,233         ---       3,552
                                                            ------      ------        ------      ------     -------

Total certificates of deposit........................       $8,482      $7,180        $6,637      $4,130     $26,429
                                                            ======      ======        ======      ======     =======

     BORROWINGS. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread or when we desire additional capacity to fund loan demand. At December 31, 1999, we had borrowings totaling $6.0 million. The average balance of our borrowings during this period was $690,000. Our current borrowings relate to a three-year term note payable to another financial institution that was obtained to facilitate the $10.1 million return of capital distribution paid to shareholders during late 1999. See Note H of Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders.

SUBSIDIARY AND OTHER ACTIVITIES

     As a federally chartered savings association, Home Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its total assets, or $1.6 million at December 31, 1999 in the stock of, or unsecured loans, to service corporation subsidiaries. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 1999, Home Federal had no subsidiaries.

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

     Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus. If the loans are fully secured by certain readily marketable collateral, the lending limit is increased to 25% of unimpaired capital and surplus. At December 31, 1999 our lending limit under this restriction was $3.4 million. We are in compliance with the loans-to-one-borrower limitation.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 1999 we were classified as a well-capitalized institution.

     Effective January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund-insured institutions and Bank Insurance Fund-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 1998, this amount was equal to about 6 basis points for each $100 in domestic deposits for Savings Association Insurance Fund members while Bank Insurance Fund-insured institutions paid an assessment equal to about 1.50 basis points for each $100 in domestic deposits. The savings institutions assessment is expected to be reduced to about 2 basis points no later than January 1, 2000, when Bank Insurance Fund- insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

     REGULATORY CAPITAL REQUIREMENTS. All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital requirement. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. At December 31, 1999 we had tangible capital of $22.2 million, or 28.2% of adjusted total assets, which is approximately $20.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 1999 we had core capital equal to $22.2 million, or 28.2% of adjusted total assets, which is $19.1 million above the minimum leverage ratio requirement of 4% as in effect on that date.

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

     On December 31, 1999 we had total risk-based capital of approximately $23.2 million, including $22.2 million in core capital and $1.0 million in qualifying supplementary capital, and risk-weighted assets of $40.5 million, or total capital of 57.1% of risk-weighted assets. This amount was $20.0 million above the 8% requirement in effect on that date.

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

     QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 1999 we met the test and have always met the test since it became effective.

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

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Home Federal, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Home Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. We were examined for compliance under the Community Reinvestment Act in August 1999 and received a rating of "satisfactory."

     HOLDING COMPANY REGULATION. First Niles is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. First Niles is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over First Niles and its non-savings association subsidiaries.

     As a unitary savings and loan holding company, First Niles generally is not subject to activity restrictions. If First Niles acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of First Niles and any of its subsidiaries (other than Home Federal or any other Savings Association Insurance Fund- insured savings association) would generally become subject to additional restrictions.

     If we fail the qualified thrift lender test, within one year First Niles must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.

     FEDERAL SECURITIES LAW. The stock of First Niles is registered with the SEC under the Securities Exchange Act of 1934. First Niles is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

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

     As a member, we are required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Cincinnati. At December 31, 1999, we had $340,000 in Federal Home Loan Bank stock, which was in compliance with this requirement. We receive dividends on our Federal Home Loan Bank stock. These dividends averaged 7.06% for 1999.

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

     A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 1999, the portion of our reserves subject to this treatment for tax purposes totaled approximately $2.54 million.

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

EXECUTIVE OFFICERS OF FIRST NILES

     WILLIAM L. STEPHENS. Mr. Stephens, age 68, serves as Chairman of the Board, President and Chief Executive Officer of Home Federal and First Niles. He has served in such capacities for Home Federal since 1969 and for First Niles since its formation in October 1998.

     GEORGE J. SWIFT. Mr. Swift, age 77, is Vice President and Secretary of Home Federal and First Niles. He has served in such capacities with Home Federal since 1969 and for First Niles since its formation in October 1998.

     LAWRENCE SAFAREK. Mr. Safarek, age 50, currently serves as Vice President and Treasurer of Home Federal and First Niles. He has served in such capacities with Home Federal since 1995 and for First Niles since its formation in October 1998. Mr. Safarek has been employed with Home Federal in numerous other capacities since 1971.

EMPLOYEES

     At December 31, 1999, we had a total of 13 employees, including one part-time employee. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

     We conduct our business through Home Federal's only office located in Niles, Ohio, which is owned by Home Federal. We believe that our current facilities are adequate to meet the present and foreseeable needs of Home Federal and First Niles. The total net book value of Home Federal's premises and equipment, including land, building and leasehold improvements and furniture, fixtures and equipment, at December 31, 1999 was $245,000. See Note E of Notes to Consolidated Financial Statements.

     We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by Home Federal at December 31, 1999 was $41,000.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time First Niles is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, First Niles is not involved in any legal proceedings that are expected to have a material adverse impact on its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders of First Niles was held on December 15, 1999 at our office in Niles, Ohio. At that meeting the shareholders were asked to and voted upon (i) approval of the adoption of the First Niles Financial, Inc. 1999 Stock Option and Incentive Plan ("Proposal I") and (ii) approval of the adoption of the First Niles Financial, Inc. 1999 Recognition and Retention Plan ("Proposal II"). The voting on such matters was as follows:


                    Votes        Votes                              Broker
                     For        Against       Abstentions         Non-votes
                   --------------------------------------------------------
Proposal I         971,516      203,634         17,125               ---
Proposal II        945,462      229,247         17,425               ---


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Page 43 of the 1999 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Pages 4 to 13 of the 1999 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     The following information appearing in First Niles' 1999 Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

ANNUAL REPORT SECTION                                     PAGES IN ANNUAL REPORT

Report of Independent Auditors                                       15

Consolidated Balance Sheets as of December 31, 1999 and 1998         16

Consolidated Statements of Income for the Years                      17
  Ended December 31, 1999 and 1998

Consolidated Statements of Changes in Shareholders' Equity           18
 for the Years Ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows for the Years                  19
  Ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements                        20-42


     With the exception of the aforementioned information, First Niles' Annual Report to Stockholders for the year ended December 31, 1999, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     Information concerning Directors of First Niles is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

     To First Niles' knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     See Index to Exhibits

     (b) REPORTS ON FORM 8-K

     On November 15, 1999, First Niles filed a Current Report on Form 8-K with the SEC containing a copy of a press release dated November 15, 1999 announcing the declaration of a special cash distribution of $6.00 per share payable on December 13, 1999 to shareholders of record on November 29, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST NILES FINANCIAL, INC.



Date: March 27, 2000                     By: /s/ William L.  Stephens
      ---------------                        ---------------------------------
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


 /s/ William L.  Stephens                          Date: March 27, 2000
---------------------------------------------            --------------
William L. Stephens, Chairman of the Board,
President and Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

 /s/ George J.  Swift                              Date: March 27, 2000
---------------------------------------------            --------------
George J. Swift, Vice President and Secretary
(PRINCIPAL FINANCIAL AND OPERATING OFFICER)

 /s/ P.  James Kramer                              Date: March 27, 2000
---------------------------------------------            --------------
P. James Kramer, Director

 /s/ Horace L.  McLean                             Date: March 27, 2000
---------------------------------------------            --------------

Horace L. McLean, Director

 /s/ Ralph A.  Zuzolo                              Date: March 27, 2000
---------------------------------------------            --------------
Ralph A. Zuzolo, Sr., Director

 /s/ Thomas G.  Maley                              Date: March 27, 2000
---------------------------------------------            --------------
Thomas G. Maley, Controller
(PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


 Exhibit
 Number                                      Document
 -------          --------------------------------------------------------------

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

   10.1 Employment Agreement between Registrants operating bank subsidiary and William L. Stephens, George J. Swift and Lawrence Safarek filed as Exhibits 10.1, 10.2 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.

   10.2 Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.

   10.3 Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.

   13             Annual Report to Stockholders

   21 Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.

   23             Consent of Accountants

   27             Financial Data Schedule (electronic filing only)