Form 10QSB
period 2000-03-31
FIRST NILES FINANCIAL INC
filed 2000-05-12
CIK 1065823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _____________.

Commission File Number: 0-24849

FIRST NILES FINANCIAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	34-1870418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 North Main Street, Niles, Ohio	44446
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (330) 652-2539

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of May 14, 2000: 1,660,749

Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)

	March 31, 2000	December 31, 1999
ASSETS	(Unaudited)
Cash and cash equivalents:
Noninterest bearing	$ 888	$ 1,610
Interest bearing	1,448	6,338
Total cash and equivalents	2,336	7,948
Securities available for sale - at market	16,402	16,515
Securities to be held to maturity - at cost	16,335	17,255
Loans receivable, net of allowance for loan losses	37,420	36,863
Accrued interest receivable	340	356
Federal Home Loan Bank stock, at cost	346	340
Real estate investment, limited partnership - at equity	328	340
Prepaid expenses and other assets	292	163
Prepaid federal income taxes	345	222
Deferred income tax benefit	219	171
Premises and equipment, at cost less accumulated depreciation	235	245
TOTAL ASSETS	$74,598 =====	$80,418 =====
LIABILITIES
Deposits	$54,495	$54,545
Accrued interest payable	103	129
Accounts payable and other liabilities	1,169	1,234
Note payable	1,000	6,000
TOTAL LIABILITIES	56,767	61,908
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued and outstanding	18	18
Paid in capital	6,715	6,708
Retained earnings	12,992	13,134
Net unrealized gains on securities available for sale	581	656
Common stock purchased by the Employee Stock Ownership Plan	(1,159)	(1,159)
Unearned compensation	(264)	(528)
Treasury stock - 93,662 shares and 24,563 shares	(1,052)	(319)
TOTAL SHAREHOLDERS' EQUITY	17,831	18,510
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$74,598 =====	$80,418 =====

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2000	1999
Interest income:
Loans receivable:
First mortgage loans	$ 716	$ 692
Consumer and other loans	28	23
Mortgage-backed and related securities	242	194
Investments	261	268
Interest-bearing deposits	41	173
TOTAL INTEREST INCOME	1,288	1,350
Interest expense:
Deposits	504	497
Borrowings	54	6
TOTAL INTEREST EXPENSE	558	503
NET INTEREST INCOME	730	847
Provision for loan losses	15	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	715	847
Noninterest income:
Gain on sale of securities	-	55
Service fees and other	11	9
TOTAL NONINTEREST INCOME	11	64
Noninterest expense:
Equity in loss of limited partnership	12	10
Loss on sale of real estate owned	-	9
General and administrative:
Compensation and benefits	534	260
Occupancy and equipment	21	19
Federal deposit insurance premiums	3	9
Legal and audit	33	46
Franchise taxes	78	81
Other operating expense	65	55
TOTAL NONINTEREST EXPENSE	746	489
INCOME (LOSS) BEFORE INCOME TAXES	(20)	422
Federal income taxes (credit)	(27)	125
NET INCOME	$ 7 ====	$ 297 ====
BASIC EARNINGS PER SHARE	$ .01 ====	$ .18 ====
DILUTED EARNINGS PER SHARE	$ .01 ====	$ .18 ====

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2000	1999
Net income	$ 7	$ 297
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(113)	(354)
Related income tax	38	120
	(75)	(234)
Reclassification adjustment:
Gain included in net income, net of income tax	---	(36)
Other comprehensive income (loss)	(75)	(270)
COMPREHENSIVE INCOME (LOSS)	$ (68) ====	$ 27 ====

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 7	$ 297
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	(10)	2
Depreciation	9	9
Amortization of deferred loan fees and costs	1	-
Amortization of discounts and premiums on investments and mortgage-backed and related securities	(8)	-
Recognition and Retention Plan shares	270	-
Gain on sale of securities	-	(55)
ESOP shares allocated	1	-
Equity in loss of limited partnership	12	10
Provision for loan losses	15	-
Federal Home Loan Bank stock dividends	(6)	(5)
	291	258
Net increase in accrued interest receivable, prepaid expenses and other assets	(237)	(191)
Net decrease in accrued interest, accounts payable and other liabilities	(90)	(134)
NET CASH USED IN OPERATING ACTIVITIES	(36)	(67)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	860	56
Purchase of securities available for sale	(860)	(2,194)
Proceeds from principal payments on mortgage-backed and related securities	929	1,973
Purchase of mortgage-backed and related securities	-	(5,007)
Net decrease in interest-bearing deposits with banks	4,890	6,618
Net increase in loans	(572)	(712)
NET CASH PROVIDED BY INVESTING ACTIVITIES	5,247	734

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings accounts, MMDAs and NOW accounts	(652)	(151)
Net increase (decrease) in certificates of deposits	602	(512)
Purchase of Treasury shares	(734)	-
Cash dividends paid on common stock	(149)	(123)
Repayment of note payable	(5,000)	-
NET CASH USED IN FINANCING ACTIVITIES	(5,933)	(786)

NET DECREASE IN CASH	(722)	(119)
CASH AT BEGINNING OF PERIOD	1,610	995

CASH AT END OF PERIOD	$ 888 ====	$ 876 ====

Cash paid during the period for:
Interest on deposits	$ 503	$ 504
Income taxes	$ 125	$ 181

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
March 31, 2000 and 1999 (Unaudited)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles Financial, Inc. ("First Niles") are in accordance with generally accepted accounting principles and conform to general practices within the savings and loan industry.

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

NOTE B -- STOCK CONVERSION

On October 26, 1998, First Niles began trading as a public company on the Nasdaq SmallCap Market. First Niles issued 1,754,411 shares, $.01 par value common stock, at $10.00 per share, raising $15.5 million, net of shares acquired by the newly formed Employee Stock Ownership Plan (the "ESOP") and net of the costs of the conversion. Home Federal Savings and Loan Association of Niles converted to a federal stock savings and loan association and simultaneously received proceeds of $8.5 million in exchange for all of its common stock to First Niles. This transaction was accounted for using historical cost in a manner similar to that in a pooling of interests.

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, which exclude treasury shares, less weighted-average shares in the ESOP that are unallocated and committed to be released. The following table sets forth the computation of basic earnings per share for the three month periods ended March 31, 2000 and March 31, 1999 (income in thousands):

	Three Months Ended March 31,
	2000	1999
BASIC
Net income	$ 7	$ 297
Earnings applicable to basic earnings per share	7 ====	297 ====
Average common shares	1,700,247	1,754,411
Less average unallocated ESOP shares	168,358	129,516
Average common shares outstanding	1,531,889 =======	1,624,895 =======
Earnings per share - basic	$0.01 ======	$0.18 ======
diluted	$0.01 ======	$0.18 ======

NEXT PAGE

[ANNESS GERLACH & WILLIAMS LETTERHEAD]

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
First Niles Financial, Inc.
Niles, Ohio

       We have reviewed the accompanying statement of financial condition of First Niles Financial, Inc. and its consolidated subsidiary as of March 31, 2000, and the related consolidated statements of income, comprehensive income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

       We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

       The accompanying consolidated statement of financial condition for December 31, 1999, was audited by us and we expressed an unqualified opinion on it in our report dated January 24, 2000, but have not performed any auditing procedures since that date.

       The accompanying consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 1999 have not been audited, reviewed, or compiled by us and, accordingly, we assume no responsibility for them.

/s/ Anness Gerlach & Williams

May 1, 2000

NEXT PAGE

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

The following discussion compares our consolidated financial condition at March 31, 2000 to December 31, 1999 and the results of operations for the three month period ended March 31, 2000 with the same period ended March 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Changes in Financial Condition from March 31, 2000 to December 31, 1999

Total assets decreased by $5.8 million, or 7.2%, to $74.6 million at March 31, 2000 from $80.4 million at December 31, 1999. This decrease was primarily attributable to a decrease of $5.6 million in cash and cash equivalents and $1.0 million in total securities, partially offset by a $557,000 increase in net loans receivable.

The aforementioned decline in assets was related to a $5.1 million decrease in total liabilities and a $679,000 decrease in shareholders' equity. In order to facilitate the $10.2 million return of capital paid to shareholders during the fourth quarter of 1999, a temporary borrowing from another financial institution was obtained in the amount of $6.0 million. This borrowing was reduced to $1.0 million at March 31, 2000. Deposits decreased by $50,000, or 0.1% in the first three months of 2000. A $652,000 decline in savings accounts, money market deposit accounts and NOW accounts during the first quarter was mostly offset by increases in certificates of deposit of $602,000.

NEXT PAGE

Shareholders' equity at March 31, 2000 was $17.8 million, a $679,000, or 3.7% decrease from December 31, 1999. The decrease in shareholders' equity, was primarily the result of a $733,000 increase in treasury stock, the payment of $149,000 in common stock dividends, and a $75,000 decrease in net unrealized gains on securities available for sale, partially offset by a $264,000 reduction in unearned compensation and $7,000 in net income. The company repurchased 69,000 of its shares during the period at an average price of $10.62. The reduction in unearned compensation was a direct result of stock awards granted pursuant to our Recognition and Retention Plan. Book value per share was $10.74 at March 31, 2000, compared to $10.70 at December 31, 1999. The dividend paid during the quarter was equivalent to $.10 per common share. At March 31, 2000 and December 31, 1999, there were 1,660,749 and 1,729,848 shares of common stock outstanding, respectively.

Nonperforming loans, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $883,000 at March 31, 2000, or 1.2% of total assets, compared to $826,000, or 1.0% of total assets as of December 31, 1999. The allowance for loan losses was $564,000 at March 31, 2000, representing coverage of 63.9% of non-performing loans and 1.5% of net loans receivable. At December 31, 1999, the allowance for loan losses represented coverage of 66.5% of nonperforming loans and 1.5% of net loans receivable. At March 31, 2000, we did not have any foreclosed assets.

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

Net Income. For the three months ended March 31, 2000 First Niles recorded net income of $7,000. This net income resulted in an annualized return on average assets of 0.04% as compared to 1.37% in the same period one year ago. The annualized return on shareholders' equity for the three months ended March 31, 2000 was 0.16% compared to 3.96% for the three months ended March 31, 1999. Net income decreased by $290,000, or 97.6% for the three months ended March 31, 2000 as compared to the respective 1999 period. Earnings per share for the three months ended March 31, 2000 was $0.01, compared to $0.18 for the same period in 1999. Shares awarded to officers, directors and employees as part of our Recognition and Retention Plan, as approved by shareholders,

NEXT PAGE

plus related payroll taxes resulted in an expense during the quarter of $287,000. This compensation expense and the decline in interest earning assets needed to fund the $10.2 million return of capital paid to shareholders during the fourth quarter of 1999, were predominantly responsible for the sharp decline in net income from the current to the comparative quarter.

Net Interest Income. Net interest income decreased by $117,000, or 13.8% for the three month period ended March 31, 2000 as compared to the respective 1999 period. For the three months ended March 31, 2000 the interest rate spread was 3.01% as compared to 2.64% for the same period one year prior. The net interest margin for the current period was 3.91% as compared to 3.95% for the same period one year ago.

For the three months ended March 31, 2000 total interest income decreased by $62,000 as compared to the same period in 1999. Specifically, interest income on interest bearing deposits, mortgage-backed and related securities and investments decreased $91,000 for the three month period ended March 31, 2000 as compared to the same period in 1999. A $29,000 increase in interest on loans for the three month period ended March 31, 2000 as compared to the same period in 1999 partially offset these aforementioned decreases. The decline in both net interest income and total interest income was primarily related to the decline in total interest earning assets used to fund the fourth quarter of 1999 return of capital paid to shareholders which aggregated $10.2 million. The increase in interest income on loans was generally related to the overall rise in market interest rates experienced over the past year.

Total interest expense increased by $55,000 as compared to the same period one year prior. This increase was primarily due to the cost of carrying a temporary borrowing, obtained from another financial institution that was used to facilitate the return of capital. During the quarter ended March 31, 2000 this borrowing was reduced from $6.0 million to $1.0 million. Total interest on deposits increased $7,000 period to period. The cost of funds for the quarter ended March 31, 2000 was 3.91%, a 20 basis point increase from the same quarter one year ago. Both of these increases are generally attributable to the upward trend in market interest rates experienced during the respective time periods.

Provision for Loan Losses. For the three months ended March 31, 2000 the provision for loan losses was $15,000 compared to none for the same period in 1999. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although we maintain the allowance for loan losses at a level

NEXT PAGE

which we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional allowance.

Noninterest Income. Noninterest income of $11,000 for the three months ended March 31, 2000 was $53,000 lower than during the same period in 1999. This decrease was essentially the result of a $55,000 decline in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. Service fees and other income increased by $2,000 to $11,000 during the current quarter as compared to the same quarter in 1999.

Noninterest Expense. Noninterest expense increased $257,000, or 52.6%, for the three months ended March 31, 2000 as compared to the same period in 1999. Compensation and benefits increased by $274,000 from period to period, more than accounting for the increase in non-interest expense. This increase was directly related to the expense associated with our Recognition and Retention Plan. All other noninterest expenses demonstrated relative stability from period to period.

Federal Income Taxes. The provision for federal income taxes decreased by $152,000 in the three months ended March 31, 2000 as compared to the same period in 1999, resulting in a tax benefit of $27,000. The decrease in the provision for federal income taxes as compared to the same period in 1999 was primarily due to a decrease in pre-tax income of $442,000. The effective tax rate in the current three month period is not meaningful. For the respective three-month period, one year prior, the effective tax rate was 29.6%.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Federal regulations require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $2.3 million at March 31, 2000. As of March 31, 2000 we had a regulatory liquidity ratio of 10.29%.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2000 we had outstanding commitments to extend credit totaling $844,000.

NEXT PAGE

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of March 31, 2000, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 23.52%, 23.52% and 45.61%, respectively.

Cautionary Forward-looking Statements

This document, including information incorporated by reference, contains, and filings by the Company on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements by the Company and management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption" Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

  NEXT PAGE

  our success in gaining regulatory approval of our products and services, when required;
  the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
  the impact of technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.

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
(a) The following exhibit is filed herewith:
EXHIBIT NO. DESCRIPTION
15 Letter re unaudited interim financial statements
27 Financial Data Schedule
(b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

NEXT PAGE

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant

Date: May 14, 2000	By:	/s/ William L. Stephens
William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)

Date: May 14, 2000	By:	/s/ Thomas G. Maley
Thomas G. Maley Controller (Principal Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Exhibit
Number

   15               Letter re unaudited interim financial statements

   27               Financial Data Schedule