Form 10QSB
period 2000-06-30
FIRST NILES FINANCIAL INC
filed 2000-08-09
CIK 1065823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

Shares of common stock, par value $.01 per share, outstanding as of August 6, 2000: 1,660,749

Transitional Small business Disclosure Format (check one): Yes [  ] No [X]

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)

	June 30, 2000	December 31, 1999
ASSETS	(Unaudited)
Cash and cash equivalents:
Noninterest bearing	$ 657	$ 1,610
Interest bearing	1,527	6,338
Total cash and equivalents	2,184 ;	7,948
Securities available for sale - at market	16,276	16,515
Securities to be held to maturity - at cost	15,555	17,255
Loans receivable, net of allowance for loan losses	37,243	36,863
Accrued interest receivable	348	356
Federal Home Loan Bank stock, at cost	352	340
Real estate investment, limited partnership - at equity	313	340
Prepaid expenses and other assets	300	163
Prepaid federal income taxes	267	222
Deferred income tax benefit	272	171
Premises and equipment, at cost less accumulated depreciation	290	245
TOTAL ASSETS	$73,400 =====	$80,418 =====
LIABILITIES
Deposits	$54,174	$54,545
Accrued interest payable	102	129
Accounts payable and other liabilities	1,327	1,234
Note payable	--	6,000
TOTAL LIABILITIES	55,603	61,908
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,715	6,708
Retained earnings	13,041	13,134
Net unrealized gains on securities available for sale	498	656
Common stock purchased by the Employee Stock Ownership Plan	(1,159)	(1,159)
Unearned compensation	(264)	(528)
Treasury stock - 93,662 shares and 24,563 shares, at cost	(1,052)	(319)
TOTAL SHAREHOLDERS' EQUITY	17,797	18,510
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$73,400 =====	$80,418 =====

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Interest income:
Loans receivable:
First mortgage loans	$ 710	$ 674	$1,426	$1,365
Consumer and other loans	28	25	56	48
Mortgage-backed and related securities	243	260	498	455
Investments	252	314	500	582
Interest-bearing deposits	25	82	66	255
TOTAL INTEREST INCOME	1,258	1,355	2,546	2,705
Interest expense:
Deposits	525	479	1,029	976
Borrowings	4	6	58	12
TOTAL INTEREST EXPENSE	529	485	1,087	988
NET INTEREST INCOME	729	870	1,459	1,717
Provision for loan losses	15	-	30	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	714	870	1,429	1,717
Noninterest income:
Gain on sale of securities	-	62	-	117
Service fees and other	13	8	24	18
TOTAL NONINTEREST INCOME	13	70	24	135
Noninterest expense:
Equity in loss of limited partnership	15	11	27	21
Loss on sale of real estate owned	-	-	-	9
General and administrative:
Compensation and benefits	241	253	775	513
Occupancy and equipment	19	22	40	41
Federal deposit insurance premiums	3	8	6	17
Legal and audit	43	50	76	96
Franchise taxes	74	79	152	159
Other operating expense	65	70	130	127
TOTAL NONINTEREST EXPENSE	460	493	1,206	983
INCOME BEFORE INCOME TAXES	267	447	247	869
Federal income taxes	69	133	42	258
NET INCOME	$ 198 ====	$ 314 ====	$ 205 ====	$ 611 ====
BASIC EARNINGS PER SHARE	$ .13 ====	$ .19 ====	$ .14 ====	$ .37 ====
DILUTED EARNINGS PER SHARE	$ .13 ====	$ .19 ====	$ .14 ====	$ .37 ====

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2000	1999
Net income	$ 205	$ 611
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(239)	(635)
Related income tax	81	216
	(158)	(419)
Reclassification adjustment:
Gain included in net income	---	(117)
Related income tax	---	40
	---	(77)
Other comprehensive income (loss)	(158)	(496)
COMPREHENSIVE INCOME	$ 47 ====	$ 115 ====

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 205	$ 611
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	(21)	4
Depreciation	19	19
Amortization of deferred loan fees/costs	1	-
Amortization of discounts and premiums on investments and mortgage-backed and related securities	(16)	(1)
Recognition and Retention Plan shares	270	-
Gain on sale of securities	-	(117)
ESOP shares allocated	1	-
Provision for loan losses	30	-
Equity in loss of limited partnership	27	21
Federal Home Loan Bank dividends	(12)	(11)
	504	526
Net decrease in accrued interest receivable, and prepaid expenses and other assets	(174)	(351)
Net increase (decrease) in accrued interest, accounts payable and other liabilities	65	(15)
NET CASH PROVIDED BY OPERATING ACTIVITIES	395	160

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	860	119
Purchase of securities available for sale	(860)	(4,984)
Proceeds from maturities of securities available for sale	-	19
Proceeds from principal payments on mortgage-backed and related securities	1,717	3,510
Purchase of mortgage-backed and related securities	-	(8,957)
Net decrease in interest-bearing deposits with banks	4,811	13,232
Net (increase) in loans	(410)	(1,004)
Additions to premises and equipment	(64)	(20)
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,054	1,915

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings accounts, MMDAs and NOW accounts	(1,291)	(424)
Net increase (decrease) in certificates of deposits	921	(917)
Purchase of Treasury shares	(734)	(450)
Cash dividends paid on common stock	(298)	(298)
Repayment of note payable	(6,000)	-
NET CASH USED IN FINANCING ACTIVITIES	(7,402)	(2,089)

NET DECREASE IN CASH	(953)	(14)
CASH AT BEGINNING OF PERIOD	1,610	995

CASH AT END OF PERIOD	$ 657 ====	$ 981 ====

Cash paid during the period for:
Interest	$1,114	$ 988
Income taxes	$ 125	$ 417

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
June 30, 2000 and 1999 (Unaudited)

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, which exclude treasury shares, less weighted-average shares in the ESOP that are unallocated and committed to be released. The following table sets forth the computation of basic earnings per share for the three and six month periods ended June 30, 2000 (income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
BASIC
Net income	$ 198	$ 314	$ 205	$ 611
Earnings applicable to basic earnings per share	198 ====	314 ====	205 ====	611 ====
Average common shares	1,660,749	1,748,818	1,680,498	1,751,599
Less average unallocated ESOP shares	163,087	125,769	165,723	127,629
Average common shares outstanding	1,497,662 =======	1,623,049 =======	1,514,775 =======	1,623,970 =======
Earnings per share - basic	$0.13 ======	$0.19 ======	$0.14 ======	$0.37 ======
diluted	$0.13 ======	$0.19 ======	$0.14 ======	$0.37 ======

NEXT PAGE

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion compares our consolidated financial condition at June 30, 2000 to December 31, 1999 and the results of operations for the three month and six month periods ended June 30, 2000 with the three month and six month periods ended June 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Changes in Financial Condition from December 31, 1999 to June 30, 2000

Total assets decreased by $7.0 million, or 8.7%, to $73.4 million at June 30, 2000 from $80.4 million at December 31, 1999. This decrease was primarily attributable to decreases of $5.8 million in cash and cash equivalents, $1.9 million in total securities, partially offset by an increase in net loans receivable of $380,000 and $305,000 in all other asset categories.

The decline in assets was related to a $6.3 million decrease in total liabilities and a $713,000 decrease in total equity. A note payable with a balance of $6.0 million as of December 31, 1999 was completely paid off during the six months ended June 30, 2000, accounting for most of the decrease in total liabilities. Deposits decreased by $371,000, or 0.7% in the first six months of 2000. The decline in savings accounts, money market deposit accounts and NOW accounts during the first six months was $1.3 million. Certificates of deposits increased by $921,000 during the first six months of 2000.

NEXT PAGE

Total equity at June 30, 2000 was $17.8 million, a $713,000, or 3.9% decrease from December 31, 1999. The decrease in shareholders' equity, was primarily the result of a $733,000 increase in treasury stock, the payment of $298,000 in common stock dividends, a $158,000 decrease in net unrealized gains on securities available for sale, partially offset by a $264,000 reduction in unearned compensation and $205,000 in net income. First Niles repurchased 69,000 shares of its common stock in the open market during the six months ended June 30, 2000 at an average price of $10.62 per share. The reduction in unearned compensation was a direct result of stock awards granted during the first quarter of 2000, pursuant to our Recognition and Retention Plan, as approved by shareholders. Book value per share was $10.72 at June 30, 2000, compared to $10.70 at December 31, 1999. The dividend paid during the quarter was equivalent to $.10 per common share. At June 30, 2000 there were 1,660,749 shares of First Niles common stock outstanding as compared to 1,729,848 shares outstanding at December 31, 1999.

Nonperforming assets, consisting solely of nonaccruing loans and loans delinquent more than 90 days, totaled $761,000 at June 30, 2000, or 2.0% of net loans receivable and 1.0% of total assets compared to $826,000, or 2.2% of net loans receivable and 1.0% of total assets as of December 31, 1999. The allowance for loan losses was $579,000 at June 30, 2000, representing coverage of 76.1% of non-performing assets and 1.6% of total loans. We did not have any foreclosed or repossessed assets at June 30, 2000.

Results of Operations for the Three-Month Period Ended June 30, 2000 and June 30, 1999

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

Net Income. For the three months ended June 30, 2000 First Niles recorded net income of $198,000, resulting in an annualized return on average assets for the period of 1.08%. The annualized return on average shareholders' equity for the three months ended June 30, 2000 was 4.44%. Net income decreased by $116,000 for the three months ended June 30, 2000 as compared to the respective 1999 period. The decrease in net income for the three months ended June 30, 2000 as compared to same period in 1999 was primarily attributable to a reduction in earning assets, largely related to a $10.2 million return of capital paid to shareholders during the fourth quarter of 1999 and a decrease in non-interest income. The decrease in net income for the three months ended June 30, 2000 as compared to the same period in 1999 was comprised of a $141,000 decrease in net

NEXT PAGE

interest income, and a $57,000 decrease in noninterest income, partially offset by a $33,000 decrease in noninterest expense and a $64,000 decrease in federal income tax expense. Earnings per share for the three months ended June 30, 2000 was $0.13, as compared to $0.19 per share for the same period in 1999.

Net Interest Income. Net interest income decreased by $141,000, or 16.2% for the three month period ended June 30, 2000 as compared to the respective 1999 period. For the three months ended June 30, 2000 total interest income decreased by $97,000 and total interest expense increased by $44,000 as compared to the same period in 1999. For the three months ended June 30, 2000 the interest rate spread was 3.10% and the net interest margin was 4.04%. For the three months ended June 30, 2000 the yield on interest earning assets was 6.99% and the overall cost of funds was 3.89%. A decline in interest-earning assets related to the $10.2 million return of capital paid to shareholders during the fourth quarter of 1999 was the primary reason for the decrease in interest income as described above. The primary reasons for the increase in interest expense include an increase in interest bearing liabilities, mostly borrowings, and a 29 basis point increase in the cost of funds that has occurred since June, 1999. The increase in borrowings were related to funding the return of capital as mentioned previously. The increase in the cost of funds was primarily due to a general rise in the level of market interest rates.

Provision for Loan Losses. For the three months ended June 30, 2000 the provision for loan losses was $15,000 compared to none for the same period in 1999. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although we maintain the allowance for loan losses at a level which we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional allowance.

NEXT PAGE

Noninterest Income. Noninterest income of $13,000 for the three months ended June 30, 2000 was $57,000 lower than during the same period in 1999. A $62,000 decline in gain on sale of investment securities during the three months ended June 30, 2000 as compared to the same period in 1999 more than accounted for the decrease in noninterest income. Service fees and other income increased to $13,000 for the three months ended June 30, 2000 as compared to $8,000 for the same period in 1999.

Noninterest Expense. Noninterest expense decreased $33,000, or 6.7% for the three months ended June 30, 2000 as compared to the same period in 1999. Compensation and benefits decreased by $12,000 from period to period. Legal and audit fees, franchise taxes and other operating expenses decreased by $17,000, from period to period.

Federal Income Taxes. The provision for federal income taxes decreased by $64,000 for the three months ended June 30, 2000 as compared to the same period in 1999, primarily due to a decrease in pre-tax income of $180,000. The effective tax rate was 25.8% in the current three month period. For the three months ended June 30, 1999 the effective tax rate was 29.8%.

Results of Operations for the Six-Month Periods Ended June 30, 2000 and June 30, 1999

Net Income. First Niles recorded net income of $205,000 for the six months ended June 30, 2000. This net income resulted in an annualized return on average assets for the six-month period of 0.55% and an annualized return on average shareholders' equity of 2.28%. Net income decreased by $406,000, or 66.4% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in net income for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily comprised of a $258,000 decrease in net interest income, a $223,000 increase in noninterest expense, a $111,000 decrease in noninterest income, partially offset by a $216,000 decrease in federal income tax expense. The factors cited above regarding the decrease in net income for the comparative three month periods were significant contributing factors to the decrease in net income for the six months ended June 30, 2000 as compared to the same period in 1999. Additionally, shares awarded officers, directors and employees as part of our Recognition and Retention Plan, as approved by shareholders, and related payroll taxes resulted in an expense of $287,000 during the comparative six month period ended June 30, 2000. Earnings per share for the six months ended June 30, 2000 was $0.14 as compared to $0.37 for the six months ended June 30, 1999.

Net Interest Income.Net interest income decreased by $258,000, or 15.0% for the six months ended June 30, 2000 as compared to the respective 1999 period. For the six months ended June 30, 2000 total interest income decreased by $159,000 and total interest expense increased by $99,000 as compared to the same period in 1999. For the six months ended June 30, 2000 the interest rate spread was 3.05% and the net interest margin was 3.98%. For the six months ended June 30, 2000 the yield on interest earning assets was 6.95% and the overall cost of funds was 3.90%. The primary reasons for the decline in interest income and increase in interest expense for the six month period ended June 30, 2000 as compared to the same period in 1999 are essentially the same factors as described for the three month period ended June 30, 2000.

NEXT PAGE

Provision for Loan Losses.For the six months ended June 30, 2000 the provision for loan losses was $30,000 compared to none for the same period in 1999.

Noninterest Income.Noninterest income of $24,000 for the six months ended June 30, 2000 was $111,000 lower than during the same period in 1999. A $117,000 decline in gain on sale of investment securities more than accounted for the decline in noninterest income. Service fees and other income increased to $24,000 during the six months ended June 30, 2000 as compared to $18,000 for the six months ended June 30, 1999. The increase in service fee and other income is primarily attributable to increases in fees charged for specific customer services.

Noninterest Expense.Noninterest expense increased $223,000, or 22.7%, for the six months ended June 30, 2000 as compared to the same period in 1999. Compensation and benefits increased by $262,000 from period to period, primarily due to the $287,000 expense arising from share awards related to the Company's Recognition and Retention Program. Legal and audit fees decreased to $76,000, from $96,000, or $20,000 during the first six months of 2000 as compared to the same period in 1999.

Federal Income Taxes.The provision for federal income taxes decreased by $216,000 for the six months ended June 30, 2000 as compared to the same period in 1999. The decrease in the provision for federal income taxes as compared to the same period in 1999 was primarily due to an decrease in pre-tax income of $622,000. The effective tax rate was 17.0% for the six month period ended June 30, 2000 compared to 29.7% in the same six month period in 1999.

Liquidity and Capital Resources

Our main source of funds are deposits, in addition to loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Federal regulations require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $2.2 million at June 30, 2000. At June 30, 2000 we had a regulatory liquidity ratio of 7.01%, comfortably exceeding the 4.0% minimum requirement.

Our capital resources are used to meet ongoing funding commitments, including various types of deposit withdrawals, investments in securities, funding of existing and future loan commitments, the preservation of liquidity, and to pay operating expenses. At June 30, 2000 we had outstanding commitments to extend credit totaling $781,000.

NEXT PAGE

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of June 30, 2000, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 22.80%, 22.80% and 44.16%, respectively.

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
The annual meeting of shareholders of First Niles was held on April 19, 2000 at our office in Niles, Ohio. At that meeting the shareholders were asked to vote upon (i) the election of Directors William L. Stephens and George J. Swift, and (ii) the appointment of Anness, Gerlach & Williams as independent accountants for the fiscal year ending December 31, 2000. The voting on such matters was as follows:

Director Election:

                                   Votes        Votes
                                     For        Withheld
Director Stephens     1,438,840    14,915
Director Swift           1,437,208    16,547

Directors not subject to election at this time were Ralph J. Zuzolo, Sr., Paul J. Kramer, and Horace L. McLean.

NEXT PAGE

Independent Auditor Ratification: Votes Votes Broker For Against Abstentions Non-votes Anness, Gerlach & Williams 1,449,704 714 3,337 ---
Item 5.	Other Information:
There are no matters required to be reported under this item.
Item 6.	Exhibits and Reports on Form 8-K:
(a) The following exhibit is filed herewith:
EXHIBIT NO. DESCRIPTION
15 Letter re unaudited interim financial statements
27 Financial Data Schedule
(b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

NEXT PAGE

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant

Date: August 14, 2000	By:	/s/ William L. Stephens
William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)

Date: August 14, 2000	By:	/s/ Thomas G. Maley
Thomas G. Maley, CPA Controller (Principal Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Exhibit
Number

   15               Letter re unaudited interim financial statements

   27               Financial Data Schedule