Form 10QSB
period 2000-09-30
FIRST NILES FINANCIAL INC
filed 2000-11-14
CIK 1065823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
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

Shares of common stock, par value $.01 per share, outstanding as of November 6, 2000: 1,638,049

Transitional Small business Disclosure Format (check one): Yes [  ] No [X]

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
	September 30, 2000	December 31, 1999
ASSETS	(Unaudited)
Cash and cash equivalents:
Noninterest bearing	$ 754	$ 1,610
Interest bearing	3,370	6,338
Total cash and equivalents	4,124	7,948
Securities available for sale - at market	16,957	16,515
Securities to be held to maturity - at cost	14,648	17,255
Loans receivable, net of allowance for loan losses	35,854	36,863
Accrued interest receivable	342	356
Federal Home Loan Bank stock, at cost	359	340
Real estate investment, limited partnership - at equity	263	340
Prepaid expenses and other assets	130	163
Prepaid federal income taxes	196	222
Deferred income tax benefit	46	171
Premises and equipment, at cost less accumulated depreciation	340	245
TOTAL ASSETS	$73,259	$80,418
LIABILITIES
Deposits	$53,656	$54,545
Accrued interest payable	102	129
Accounts payable and other liabilities	1,294	1,234
Note payable	--	6,000
TOTAL LIABILITIES	55,052	61,908
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,715	6,708
Retained earnings	13,082	13,134
Net unrealized gains on securities available for sale	948	656
Common stock purchased by the Employee Stock Ownership Plan	(1,159)	(1,159)
Unearned compensation	(264)	(528)
Treasury stock - 101,863 shares and 24,563 shares, at cost	(1,133)	(319)
TOTAL SHAREHOLDERS' EQUITY	18,207	18,510
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$73,259	$80,418

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Interest income:
Loans receivable:
First mortgage loans	$ 699	$ 690	$2,124	$2,055
Consumer and other loans	29	32	86	80
Mortgage-backed and related securities	230	277	728	732
Investments	252	332	752	913
Interest-bearing deposits	48	34	114	289
TOTAL INTEREST INCOME	1,258	1,365	3,804	4,069
Interest expense:
Deposits	541	480	1,570	1,456
Borrowings	-	6	58	18
TOTAL INTEREST EXPENSE	541	486	1,628	1,474
NET INTEREST INCOME	717	879	2,176	2,595
Provision for loan losses	-	-	30	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	717	879	2,146	2,595
Noninterest income:
Gain on sale of securities	-	-	-	117
Service fees and other	17	8	41	26
TOTAL NONINTEREST INCOME	17	8	41	143
Noninterest expense:
Equity in loss of limited partnership	50	11	77	32
Loss on sale of real estate owned	-	-	-	9
General and administrative:
Compensation and benefits	243	245	1,018	758
Occupancy and equipment	22	21	63	63
Federal deposit insurance premiums	3	8	8	25
Legal and audit	24	25	100	121
Franchise taxes	77	77	229	237
Other operating expense	61	60	191	185
TOTAL NONINTEREST EXPENSE	480	447	1,686	1,430
INCOME BEFORE INCOME TAXES	254	440	501	1,308
Federal income taxes	64	131	106	388
NET INCOME	$ 190	$ 309	$ 395	$ 920
EARNINGS PER SHARE	$ .12	$ .20	$ .26	$ .57
DILUTED EARNINGS PER SHARE	$ .12	$ .20	$ .26	$ .57

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2000	1999
Net income	$ 395	$ 920
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	442	(943)
Related income tax	(150)	320
	292	(623)
Reclassification adjustment:
Gain included in net income	---	(117)
Related income tax	---	40
	---	(77)
Other comprehensive income (loss)	292	(700)
COMPREHENSIVE INCOME	$ 687	$ 220

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 395	$ 920
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	(26)	92
Depreciation	29	30
Amortization of deferred loan fees/costs	1	-
Amortization of discounts and premiums on investments and mortgage-backed and related securities	(24)	(3)
Recognition and Retention Plan shares	270	-
Gain on sale of securities	-	(117)
ESOP shares allocated	1	-
Provision for loan losses	30	-
Equity in loss of limited partnership	77	32
Federal Home Loan Bank dividends	(19)	(17)
	734	937
Net increase (decrease) in accrued interest receivable, and prepaid expenses and other assets	73	(280)
Net increase in accrued interest, accounts payable and other liabilities	33	4
NET CASH PROVIDED BY OPERATING ACTIVITIES	840	661

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	860	119
Purchase of securities available for sale	(860)	(4,984)
Proceeds from maturities of securities available for sale	-	614
Proceeds from principal payments on mortgage-backed and related securities	2,631	4,918
Purchase of mortgage-backed and related securities	-	(9,916)
Net decrease in interest-bearing deposits with banks	2,967	13,196
Net (increase) decrease in loans	979	(1,445)
Additions to premises and equipment	(124)	(29)
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,453	2,473
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings accounts, MMDAs and NOW accounts	(2,458)	(305)
Net increase (decrease) in certificates of deposit	1,570	(852)
Purchase of Treasury shares	(814)	(827)
Cash dividends paid on common stock	(447)	(467)
Repayment of Note Payable	(6,000)	-
NET CASH USED IN FINANCING ACTIVITIES	(8,149)	(2,451)
NET INCREASE (DECREASE) IN CASH	(856)	683
CASH AT BEGINNING OF PERIOD	1,610	995
CASH AT END OF PERIOD	$ 754	$ 1,678
Cash paid during the period for:
Interest	$1,655	$1,472
Income taxes	$ 125	$ 442

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
September 30, 2000 and 1999 (Unaudited)

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, which exclude treasury shares, less weighted-average shares in the ESOP that are unallocated and committed to be released. The following table sets forth the computation of basic earnings per share for the three and nine month periods ended September 30, 2000 (income in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
BASIC
Net income	$ 190	$ 309	$ 395	$ 920
Earnings applicable to basic earnings per share	190	309	395	920
Average common shares	1,658,108	1,706,968	1,672,980	1,736,437
Less average unallocated ESOP shares	157,836	122,042	163,075	125,745
Average common shares outstanding	1,500,271	1,584,926	1,509,905	1,610,692
Earnings per share - basic	$0.12	$0.20	$0.26	$0.57
diluted	$0.12	$0.20	$0.26	$0.57

NEXT PAGE

[ANNESS GERLACH & WILLIAMS LETTERHEAD]

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
  of First Niles Financial, Inc.
Niles, Ohio

       We have reviewed the accompanying consolidated statement of financial condition of First Niles Financial, Inc. and its subsidiary as of September 30, 2000, the related consolidated statements of income for the three-month and nine-month periods then ended, and the related consolidated statements of comprehensive income and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

       We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Niles Financial, Inc. and its subsidiary as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2000, we expressed an unqualified opinion on those consolidated financial statements.

       The accompanying consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and the related consolidated statements of comprehensive income and cash flows for the nine-month period then ended have not been audited, reviewed, or compiled by us and, accordingly, we assume no responsibility for them.

                                                                                                  /s/ Anness Gerlach & Williams

October 19, 2000

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

Our principal business is attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one- to four family residences. We also originate, to a lesser extent, loans secured by first mortgages on non-owner-occupied one- to four-family residences, permanent and construction commercial and multi-family real estate loans, and consumer loans. Excess funds are generally invested in investment securities and mortgage-backed and related securities.

The following discussion compares our consolidated financial condition at September 30, 2000 and December 31, 1999 and the results of operations for the three month and nine month periods ended September 30, 2000 with the three month and nine month periods ended September 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Changes in Financial Condition from December 31, 1999 to September 30, 2000

Total assets decreased by $7.2 million, or 8.9%, to $73.3 million at September 30, 2000 from $80.4 million at December 31, 1999. The decrease in cash and cash equivalents of $3.8 million was primarily attributable to the repayment of borrowings totaling $6.0 million. Additionally, total securities decreased $2.2 million and loans receivable decreased $1.0 million. These additional asset reductions also assisted in the repayment of the remaining borrowings and provided funds for the decrease in deposits, repurchases of our common stock and payment of cash dividends to our shareholders.

The decline in assets was related to a $6.9 million decrease in total liabilities and a $303,000 decrease in total equity. Deposits decreased by $889,000, or 1.6% in the first nine months of 2000. The decline in savings accounts, money market deposit accounts and NOW accounts during the first nine months of 2000 was $2.5 million. This decline was partially offset by an increase in certificates of deposit of $1.6 million during the first nine months of 2000. Accrued interest payable and accounts payable and other liabilities increased $33,000 during the first nine months of 2000.

Total equity at September 30, 2000 was $18.2 million, a $303,000, or 1.6% decrease from December 31, 1999. The decrease in total equity, was primarily the result of an $814,000 increase in treasury stock, and the payment of $447,000 in common stock dividends, partially offset by $395,000 in net income, a $292,000 increase in net unrealized gains on securities available for sale, and a $264,000 reduction in unearned compensation. The reduction in unearned compensation was a direct result of stock awards granted during the first quarter of 2000, pursuant to our Recognition and Retention Plan, as approved by shareholders. First Niles repurchased 77,300 shares of its common stock in theh open market during the nine months ended September 30, 2000 at an average price of $10.53 per share. Book value per share was $10.99 at September 30, 2000, compared to $10.70 at December 31, 1999. At September 30, 2000 there were 1,652,549 shares of First Niles common stock outstanding as compared to 1,729,848 shares outstanding at December 31, 1999.

NEXT PAGE

Nonperforming assets, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $648,000 at September 30, 2000, or 1.8% of net loans receivable and 0.9% of total assets compared to $826,000, or 2.2% of net loans receivable and 1.0% of total assets as of December 31, 1999. The allowance for loan losses was $579,000 at September 30, 2000, representing coverage of 89.4% of non-performing assets and 1.4% of net loans receivable. At December 31, 1999, the allowance for loan losses totaled $549,000, or 66.4% of non-performing loans and 1.5% of net loans receivable. We did not have any foreclosed or repossessed assets as of either date discussed above.

Results of Operations for the Three-Month Period Ended September 30, 2000 and September 30, 1999

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

Net Income. For the three months ended September 30, 2000 First Niles recorded net income of $190,000, resulting in an annualized return on average assets for the period of 1.03% compared to 1.45% in the same period one year prior. The annualized return on average shareholders' equity for the three months ended September 30, 2000 was 4.25% compared to 4.22% in the three months ended September 30, 1999. Net income decreased by $119,000, or 38.5%, for the three months ended September 30, 2000 as compared to the respective 1999 period. The decrease in net income for the aforementioned comparative periods was primarily comprised of a $162,000 decrease in net interest income, and a $33,000 increase in noninterest expense, partially offset by a $9,000 increase in non-interest income and a $67,000 decrease in federal income tax expense. The decrease in net income for the three months ended September 30, 2000 as compared to same period in 1999 was primarily attributable to a decrease in earning assets related to a $10.2 million return of capital paid to shareholders during the fourth quarter of 1999, an increase in the cost of deposits, related to rising market interest rates, and moderately increased non-interest expense. Earnings per share for the three months ended September 30, 2000 was $0.12, compared to $0.20 for the three months ended September 30, 1999.

Net Interest Income. Net interest income decreased by $162,000, or 18.4%, for the three month period ended September 30, 2000 as compared to the respective 1999 period. For the three months ended September 30, 2000 total interest income decreased by $107,000 and total interest expense increased by $55,000 as compared to the same period in 1999. For the three months ended September 30, 2000 the interest rate spread was 3.03% and the net interest margin was 4.01%. For the three months ended September 30, 2000 the yield on interest earning assets was 7.01% and the overall cost of funds was 3.98%. The decline in net interest income was primarily attributable to a decrease in earning assets related to the $10.2 million return of capital paid to shareholders during the fourth quarter of 1999. The yield on earning assets actually increased 42 basis points from the 1999 to 2000 comparative periods. The primary reason for the increase in interest expense for the current compared to the prior three month period is the general rise in market interest rates experienced during this time. For the three months ended September 30, 1999 the Association's cost of funds was 3.59%

Provision for Loan Losses. There was no provision for loan losses in the quarter ended September 30, 2000 or for the quarter ended September 30, 1999.

Noninterest Income. Noninterest income of $17,000 for the three months ended September 30, 2000 was $9,000, or 112.5% higher than during the same period in 1999. This increase was the result of interest earned on the refund of overpaid Ohio franchise taxes.

NEXT PAGE

Noninterest Expense. Noninterest expense increased $33,000, or 7.4% for the three months ended September 30, 2000 as compared to the same period in 1999. A $39,000 increase in the expenses related to our equity investment in a limited partnership as compared to the same quarter one year prior was essentially the reason for the increase in noninterest expense. Without this item, noninterest expense would have been slightly less than it was in the same period one year prior.

Federal Income Taxes. The provision for federal income taxes decreased by $67,000 for the three months ended September 30, 2000 as compared to the same period in 1999, primarily due to an decrease in pre-tax income of $186,000. The effective tax rate was 25.2% in the current three month period. For the three months ended September 30, 1999 the effective tax rate was 29.8%.

Results of Operations for the Nine-Month Periods Ended September 30, 2000 and September 30, 1999

Net Income. First Niles recorded net income of $395,000 for the nine months ended September 30, 2000. This net income resulted in an annualized return on average assets for the nine-month period of 0.71% and an annualized return on average shareholders equity of 2.93%. Net income decreased by $525,000, or 57.1% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in net income for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was comprised of a $419,000 decrease in net interest income, a $256,000 increase in noninterest expense, a $102,000 decrease in noninterest income, and a $30,000 increase in the provision for loan losses, partially offset by a $282,000 decrease in federal income tax expense. The decrease in earnings for the comparative nine month periods was primarily attributable to the factors described above for the comparative three month periods, as well as a $287,000 expense incurred during the first quarter of 2000 as a result of the vesting of restricted share awards granted under the Company's Recognition and Retention Plan in December 1999, a decrease in noninterest income and an increase in the provision for loan losses. Earnings per share for the nine months ended September 30, 2000 was $0.26 compared to $0.57 for the nine months ended September 30, 1999.

Net Interest Income.Net interest income decreased by $419,000, or 16.1%, for the nine months ended September 30, 2000 as compared to the respective 1999 period. For the nine months ended September 30, 2000 total interest income decreased by $265,000, or 6.5%, as compared to the same period one year prior. Total interest expense increased by $154,000, or 10.4%, as compared to the same period in 1999. For the nine months ended September 30, 2000 the interest rate spread was 3.04% and the net interest margin was 3.99%. For the nine months ended September 30, 2000 the yield on interest earning assets was 6.97% and the overall cost of funds was 3.93%. The primary reason for the decline in interest income was a reduction in earning assets related to the $10.2 million return of capital paid to shareholders during the fourth quarter of 1999.

The increase in interest expense for the nine month period ended September 30, 2000 was the cost of carrying a relatively high cost, temporary borrowing from another financial institution during the first five months of 2000, rising market interest rates on deposits and the shifting from savings and NOW accounts to certificates of deposit by our customers. The aforementioned borrowing, obtained at a fixed interest rate of 7.5%, was used to facilitate the payment of the return of capital as referred to above. During the first nine months of 2000 the average cost of certificates of deposits for Home Federal rose from 4.86% to 5.53%, an increase of 67 basis points.

Provision for Loan Losses.There was a $30,000 provision for loan losses in the nine months ended September 30, 2000 compared to none in the nine months ended September 30, 1999. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

NEXT PAGE

Noninterest Income.Noninterest income of $41,000 for the nine months ended September 30, 2000 was $102,000 lower than during the same period in 1999. There was no gain on sale of investment securities for the nine months ended September 30, 2000 as compared to $117,000 for the nine months ended September 30, 1999. The sale of 2,000 shares of Freddie Mac stock accounted for the entire gain on sale of investments recorded in the nine month period ended September 30, 1999. Service fees and other income increased to $41,000 during the nine months ended September 30, 2000 as compared to $26,000 for the nine months ended September 30, 1999.

Noninterest Expense.Noninterest expense increased $256,000, or 17.9%, for the nine months ended September 30, 2000 as compared to the same period in 1999. This increase was essentially attributable to compensation and benefits increasing by $260,000 from period to period, primarily due to the vesting of restricted share awards granted pursuant to the Company's Recognition and Retention Plan in December 1999.

Federal Income Taxes.The provision for federal income taxes decreased by $282,000 for the nine months ended September 30, 2000 as compared to the same period in 1999. The decrease in the provision for federal income taxes as compared to the same period in 1999 was primarily due to a decrease in pre-tax income of $807,000. The effective tax rate was 21.2% for the nine month period ended September 30, 2000 compared to 29.7% in the same nine month period in 1999.

Liquidity and Capital Resources

Our main source of funds are deposits, in addition to loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Federal regulations require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $4.1 million at September 30, 2000. At September 30, 2000 we had a regulatory liquidity ratio of 9.24%, comfortably exceeding the 4.0% minimum requirement.

Our capital resources are used to meet ongoing funding commitments, including various types of deposit withdrawals, investments in securities, funding of existing and future loan commitments, the preservation of liquidity, and to pay operating expenses. At September 30, 2000 we had outstanding commitments to extend credit totaling $1.7 million.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.50%, 3.00% and 8.00%, respectively. As of September 30, 2000, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 22.69%, 22.69% and 45.66%, respectively.

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

NEXT PAGE

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

NEXT PAGE

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
(a) The following exhibit is filed herewith:
EXHIBIT NO. DESCRIPTION
15 Letter re Unaudited Interim Financial Information
27 Financial Data Schedule
(b) Reports on Form 8-K:

        During the quarter ended September 30, 2000 the Registrant filed a Current Report on Form 8-K dated July 26, 2000 announcing a 5% stock repurchase program.

NEXT PAGE

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant

Date: November 14, 2000	By:	/s/ William L. Stephens
William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)

Date: November 14, 2000	By:	/s/ Thomas G. Maley
Thomas G. Maley, CPA Controller (Principal Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Exhibit
Number

   15               Letter re Unaudited Interim Financial Information

   27               Financial Data Schedule