Form 10KSB
period 2000-12-31
FIRST NILES FINANCIAL INC
filed 2001-03-30
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________

COMMISSION FILE NUMBER:    0-24849

FIRST NILES FINANCIAL, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1870418 (I.R.S. Employer Identification No.)
55 North Main Street, Niles, Ohio (Address of principal executive offices)	44446-5097 (Zip Code)

Registrant's telephone number, including area code:      (330) 652-2539
Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES   X   . NO ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

State the issuer's revenues for its most recent fiscal year: $5.4 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq System as of March 2, 2001, was $15.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 2, 2001, there were issued and outstanding 1,619,249 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
PART II of Form 10-KSB -- Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000.
PART III of Form 10-KSB -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2001.

Transitional Small Business Disclosure Format: Yes ____; No   X

Next Page

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

            This document, including information incorporated by reference, contains, and future filings by First Niles Financial, Inc. on Form 10-QSB and Form 8-K and future oral and written statements by First Niles and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by First Niles and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. First Niles disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders (attached to this document as Exhibit 13) and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

            The business and management of First Niles consists of the business and management of Home Federal. At December 31, 2000, we had $77.6 million of assets and stockholders' equity of $18.8 million (or 24.2% of total assets). Our common stock is traded on The Nasdaq SmallCap Market under the symbol "FNFI".

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

Next Page

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

            Our market area has experienced a higher current unemployment rate than Ohio and the United States. In December 2000, Trumbull County had an unemployment rate of 5.1%, compared to an unemployment rate of 3.9% in Ohio, and 4.0% in the United States. Furthermore, the population of Niles has remained relatively stagnant for the last 10 years, and is expected to remain relatively constant for the foreseeable future.

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

Lending Activities

            General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make permanent and construction loans on multi-family and commercial properties, and a limited number of consumer and commercial business loans. Our mortgage loans carry either a fixed or an adjustable interest rate. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2000, our net loan portfolio totaled $35.7 million, which constituted 46.1% of our total assets.

            Management originates all loans, which are subject to ratification by the Board of Directors. Commercial real estate loans and multi-family loans are generally reviewed by the Board before we extend a lending commitment. Unless we are aware of factors that may lead to an environmental concern, we generally do not require any environmental study at the time a

Next Page

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

            At December 31, 2000, the maximum amount we could have loaned to any one borrower and the borrower's related entities was approximately $2.7 million. At December 31, 2000 we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. At that date, our largest lending relationship to a single borrower or group of related borrowers consisted of ten loans totaling $2.0 million, of which approximately $105,000 was unfunded at December 31, 2000. Of the ten loans, seven loans were for the construction or development of residential housing, including condominiums, and three loans were secured by apartment rental units and commercial office space. The second largest lending relationship at December 31, 2000 consisted of a purchased participation loan for $1.0 million, secured by a warehouse in Columbus, Ohio. Our third largest lending relationship at December 31, 2000 consisted of a purchased participation loan for $1.0 million, secured by a warehouse under construction in Columbus, Ohio. After construction, the loan provides for permanent financing. Approximately $635,000 of this loan was unfunded at December 31, 2000. Our next largest lending relationship at December 31, 2000, totaled $984,000 and consisted of a purchased participation loan secured by two separate apartment complexes in Wooster, Ohio. Our fifth largest lending relationship at December 31, 2000 totaled $840,000 and consisted of a purchased participation loan secured by a warehouse, office and retail complex in Columbus, Ohio. Each of the foregoing loans was current and performing in accordance with its terms at December 31, 2000.

            We had eight other lending relationships which exceeded $400,000 at December 31, 2000. As of that date, all of these lending relationships were current and performing generally in accordance with their loan terms.

Next Page

      Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. The dollar amounts and percentages were calculated before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2000		1999
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$25,615	68.71%	$25,946	66.86%
Commercial	6,339	17.01	5,903	15.21
Multi-family	1,673	4.48	1,924	4.96
Construction or development	2,344	6.29	3,622	9.33
Total real estate loans	35,971	96.49	37,395	96.36

Other Loans:
Consumer Loans:
Home equity	718	1.92	751	1.94
Other	367.98		462	1.19
Total consumer loans	1,085	2.90	1,213	3.13
Commercial business loans	226.61		199	0.51
Total other loans	1,311	3.51	1,412	3.64
Total loans	37,282	100.00%	38,807	100.00%

Less:
Loans in process	920		1,390
Deferred fees and discounts	30		5
Allowance for losses	592		549
	1,542		1,944
Total loans receivable, net	$35,740		$36,863

Next Page

            The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.
	December 31,
	2000		1999
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$15,971	42.84%	$14,708	37.90%
Commercial	330.89		323	0.83
Multi-family	57.15		107	0.28
Construction or development	1,055	2.83	1,978	5.10
Total real estate loans	17,413	46.71	17,116	44.11

Consumer	814	2.18	827	2.13
Commercial business	226.61		199	0.51
	1,040	2.79	1,026	2.64
Total fixed-rate loans	18,453	49.50	18,142	46.75
Adjustable-Rate Loans:
Real estate:
One- to four-family	9,644	25.87	11,238	28.96
Commercial	6,009	16.12	5,580	14.38
Multi-family	1,616	4.33	1,817	4.68
Construction or development	1,289	3.46	1,644	4.24
Total real estate loans	18,558	49.78	20,279	52.26
Consumer	271.72		386	0.99
Total adjustable-rate loans	18,829	50.50	20,665	53.25
Total loans	37,282	100.00%	38,807	100.00%

Less:
Loans in process	920		1,390
Deferred fees and discounts	30		5
Allowance for loan losses	592		549
	1,542		1,944
Total loans receivable, net	$35,740		$36,863

Next Page

            The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios at December 31, 2000 before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.
	Real Estate Construction or Development		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Periods Ending December 31,
2001(1)	$ 346	8.42%	$ 0	0.00%	$ 346	8.42%
2002 to 2005	1,779	8.46	126	8.57	1,905	8.47
After 2005	219	8.53	100	7.92	319	8.34
Totals	$2,344	8.46%	$ 226	8.28%	$2,570	8.45%
________________
(1)      Includes demand loans, non-accrual loans, loans having no stated maturity and overdraft loans.

            The total amount of loans in the above table due after December 31, 2001 which have fixed interest rates is $1.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $1.0 million.

            One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by our marketing efforts, present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 2000, one- to four-family residential mortgage loans totaled $25.6 million, or 68.7% of our gross loan portfolio.

            Home Federal currently originates one- to four-family mortgage loans on either a fixed or adjustable basis, as consumer demand dictates. The pricing strategy for fixed-rate mortgage loans revolves around setting interest rates that are competitive with other local financial institutions. Adjustable-rate mortgage loans are offered with either one-year or three-year repricing periods. Due to their wide availability and market rate sensitivity, we currently use the one-year and three-year U.S. Treasury Security Constants plus a stated margin over such indices for pricing of adjustable-rate mortgage loans. During the year ended December 31, 2000, we originated $1.1 million of one- to four-family adjustable-rate mortgage loans and $3.2 million of one- to four-family, fixed-rate mortgage loans. We have not sold any mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis" in our Annual Report to Stockholders.

            Fixed-rate loans secured by one- to four-family residences have maximum maturities of 30 years, and are fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other

Next Page

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

            As mentioned above, we have primarily concentrated our lending activities on the origination of owner-occupied, one- to four-family residences. In recent years, however, loans secured by non-owner occupied, one-to four-family residences have accounted for a growing share of total loan volume. Generally, these loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but typically are originated at higher rates and lower loan-to-value ratios than owner-occupied loans.

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

            Commercial and Multi-family Real Estate Lending. We are engaged in commercial and multi-family real estate lending. These loans are secured primarily by small retail establishments, small office buildings and other non-residential and residential properties located in our market area. At December 31, 2000, commercial real estate loans totaled $6.3 million or 17.0% of our gross loan portfolio and multi-family real estate loans totaled $1.7 million or 4.5% of our gross loan portfolio.

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

Next Page

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

            Construction and Development Lending. We originate residential construction loans to individuals as well as loans secured by building lots or raw land held for development. Presently, all of these loans are secured by property located within our market area. At December 31, 2000, we had $2.3 million in construction and development loans outstanding, representing 6.3% of our gross loan portfolio. At December 31, 2000, our largest construction lending relationship consisted of a participation interest secured by a warehouse located in Columbus, Ohio. The warehouse participation interest totaled $1.0 million, with approximately $635,000 unfunded at December 31, 2000. This loan was performing in accordance with its terms at December 31, 2000.

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

            Loans secured by building lots or raw land held for development are generally granted with terms of up to five years and are available at a fixed interest rate. Payments on loans secured by building lots are due monthly and amortized on a 20-year basis, resulting in a balloon payment at maturity. Payments on raw land held for development are due monthly, and are interest only. Loans secured by building lots or raw land for development are granted based on

Next Page

both the financial strength of the borrower and the value of the underlying property. At December 31, 2000, we had $389,000 of loans secured by building lots and raw land.

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

Next Page

            The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2000	1999
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$ 1,118	$ 1,499
- commercial	44	400
- multi-family	267	64
Total adjustable-rate	1,429	1,963
Fixed rate:
Real estate - one- to four-family	3,227	3,297
- commercial	50	---
- multi-family	---	---
- land and development	---	38
Non-real estate - consumer	418	890
- commercial business	110	111
Total fixed-rate	3,805	4,336
Total loans originated	5,234	6,299

Purchases:
Real estate - one- to four-family	---	---
- commercial	1,000	1,000
- multi-family	---	2,000
- land and development	---	---
Total loans purchased	1,000	3,000
Mortgage-backed and related securities	---	9,917
Total purchased	1,000	12,917

Repayments:
Principal repayments	11,200	14,278
Total reductions	11,200	14,278
Increase (decrease) in other items, net	4	(441)
Net increase (decrease)	$(4,962)	$ 4,497

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

Next Page

repayment plan from the borrower which would bring the account current within 90 days. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving consent from our Board of Directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

            Delinquent Loans. The following table sets forth our loan delinquencies by type, number, amount and percentage of type at December 31, 2000.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	12	$803	3.13%	6	$263	1.03%	18	$1,066	4.16%
Commercial	1	63	0.99	1	251	3.96	2	314	4.95
Multi-family	---	---	---	---	---	---	---	---	---
Construction or development	---	--	---	2	254	10.84	2	254	10.84
Consumer	1	37	3.41	1	6	0.55	2	43	3.96
Commercial	1	11	4.87	---	---	---	1	11	4.87
Total	15	$914	2.45%	10	$774	2.08%	25	$1,688	4.53%

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

Next Page

	December 31,
	2000	1999
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$ 12	$ ---
Construction or development	254	263
Total	266	263

Accruing loans delinquent more than 90 days:
One- to four-family	251	307
Multi-family	---	---
Commercial real estate	251	252
Construction or development	---	---
Consumer	6	4
Commercial business	---	---
Total	508	563

Total non-performing loans	$774	$826
Total as a percentage of gross loans receivable	2.08%	2.31%

            Except as discussed below, there were no nonperforming loans to any one borrower or group of related borrowers that exceeded either individually or in the aggregate $250,000.

            Included in the table above is a commercial real estate loan with an outstanding balance of $251,000 at December 31, 2000. This loan is secured by a retail strip shopping plaza and was originated in March 1995 for $295,000, with a loan-to-value ratio of approximately 77%. This loan is continually monitored by management and the borrowers' delinquency has stabilized in recent months.

            For the year ended December 31, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $9,000, none of which was included in interest income.

            Other Loans of Concern. In addition to the non-performing assets set forth in the table above as of December 31, 2000, there was one loan, secured by an individual commercial property, with an outstanding balance of $515,000 with respect to which known information about the borrower's possible credit problems have caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in the future inclusion of this item in the non-performing asset categories. This loan was originated in December 1994 for $582,000 and at December 31, 2000 was current and performing in accordance with its loan terms. Management is monitoring this loan based on its evaluation of the borrower's cash flow and financial condition, which raises concerns regarding the borrower's ability to service this loan in the future. This loan has been considered in management's determination of the adequacy of our allowance for loan losses.

            Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of

Next Page

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

            In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2000, we had classified $833,000 of our assets as substandard, which represents 4.4% of stockholders' equity and 1.1% of total assets. No assets were classified as doubtful or as loss.

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

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could

Next Page

be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to our allowance will be the result of periodic loan, property and collateral reviews and thus, cannot be predicted in advance. At December 31, 2000, our total allowance for loan losses represented coverage of 76.5% of non-performing loans. See Notes A and C of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders.

            The following table sets forth an analysis of our allowance for loan losses.

	At and For the Years Ended December 31,
	2000	1999
	(In Thousands)

Balance at beginning of period	$549	$784

Charge-offs: One- to four-family	---	300
Total charge-offs	---	300

Recoveries:	13	---
Net (charge-offs) recoveries	13	(300)
Additions charged (reductions credited) to operations	30	65
Balance at end of period	$592	$549

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.03)%	0.80%

Ratio of net charge-offs (recoveries) during the period to average non-performing loans	(1.61)%	31.03%

            During the year ended December 31, 2000, we increased the allowance for loan losses to $592,000. To increase the allowance, $30,000 was charged to operations through the provision for loan losses. We increased the allowance to reflect management's reassessment of the loan portfolio as of December 31, 2000. During the year ended December 31, 2000 we did not charge of any loans.

Next Page

            The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2000			1999
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$ 99	$25,615	68.71%	$ 69	$25,946	66.86%
Multi-family, commercial, real estate, construction or development	93	10,356	27.78	121	11,449	29.50
Consumer and commercial business	1	1,311	3.51	1	1,412	3.64
Unallocated	399	---	---	358	---	---
Total	$592	$37,282	100.00%	$549	$38,807	100.00%

Investment Activities

            Home Federal must maintain minimum levels of investments that qualify as liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by Office of Thrift Supervision regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2000, our liquidity ratio was 17.13%. The liquidity ratio represents liquid assets as a percentage of net withdrawable savings deposits and current short-term borrowings.

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

Next Page

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

            Our investment securities consist primarily of mutual funds and U.S. agency securities. The mutual funds invest in assets that conform to the investments that a federally chartered savings institution is authorized to make directly. These funds offer professional management, easy access to funds, continuous reinvestment and relatively low historical price volatility. Currently, we are invested in two different mutual funds.

            The U.S. agency securities consist of seven different callable securities, issued by either the Federal Home Loan Bank system, Fannie Mae or Freddie Mac. These securities have original maturities ranging from five to ten years and call periods ranging from three months to two years.

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

            Our policy is to purchase only collateralized mortgage obligations that are in the first or second repayment tranche (investment class) and are AAA rated. The expected life of our collateralized mortgage obligations is typically under five years at the time of purchase, although the contractual life may exceed 20 years. Premiums associated with collateralized mortgage obligations purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average lives of the collateralized mortgage obligations. The purpose of our collateralized mortgage obligation investment strategy is to: (i) assist in maintaining Home Federal's qualified thrift lender status (see "Regulation - Qualified Thrift Lender"); (ii) generate high cash flow so as to lessen liquidity and reinvestment risk; (iii) preserve asset quality; and (iv) generate additional interest income. At December 31, 2000, we held collateralized mortgage obligations totaling $12.9 million, all of which were secured by underlying collateral issued under government agency-sponsored programs. All of our collateralized mortgage obligations and mortgage-backed securities are currently classified as held to maturity. At December 31, 2000, our collateralized mortgage obligations did not qualify as high risk mortgage securities under Office of Thrift Supervision regulations.

Next Page

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

            The following table sets forth the composition of our investment and mortgage-backed and related securities portfolio at the dates indicated. Our investment securities portfolio at December 31, 2000, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the U.S. Government or its agencies and excluding our mutual fund investments.

	December 31,
	2000		1999
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Investment securities:
Mutual funds(1)	$11,261	46.84%	$14,712	82.40%
Freddie Mac stock	2,411	10.03	1,788	10.02
U.S. agency securities	9,990	41.55	1,000	5.60
Federal Home Loan Bank stock	366	1.52	340	1.90
Other	15	0.06	15	0.08
Total investment securities and Federal Home Loan Bank stock	$24,043	100.00%	$17,855	100.00%

Mortgage-backed and related securities:
Collateralized mortgage obligations	$12,919	100.14%	$16,276	100.13%
Freddie Mac	16	0.12	34	0.21
Government National Mortgage Association	2	0.02	12	0.07
	12,937	100.28	16,322	100.41
Unamortized discounts, net	(36)	(0.28)	(67)	(0.41)
Total mortgage-backed securities	$12,901	100.00%	$16,255	100.00%

Other interest-earning investments:
Money market mutual fund	$ 34	1.15%	$1,438	22.68%
Interest-bearing deposits with banks	150	5.24	1,800	28.40
Federal funds sold	2,680	93.61	3,100	48.92
Total	$2,864	100.00%	$ 6,338	100.00%

(1) Mutual funds invest primarily in obligations of the U.S. Government and its agencies.

Next Page

            The following table sets forth the contractual maturities of our U.S. agency and mortgage-backed and related securities at December 31, 2000.

	Due in							December 31, 2000 Balance Outstanding
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years
	(In Thousands)
U.S. agency securities	$1,000	$---	$ ---	$1,000	$2,013	$5,977	$ ---	$ 9,990

Collateralized mortgage obligations	---	---	---	---	2,388	2,192	8,303	12,883

Freddie Mac	---	---	16	---	---	---	---	16

Government National Mortgage Association	---	2	---	---	---	---	---	2

Total	$1,000	$ 2	$ 16	$1,000	$4,401	$8,169	$8,303	$22,891

Weighted average yield	5.18%	6.50%	7.48%	7.00%	6.33%	6.68%	6.16%	6.37%

Sources of Funds

            General. Our sources of funds are deposits and borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and short-term investments, and funds provided from operations.

            Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW accounts and certificate of deposit accounts currently ranging in terms from 91 days to three years. We only solicit deposits from our market area and do not use brokers to obtain deposits. We primarily rely on competitive pricing policies, advertising and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates, and competition. Deposit balances declined during 2000.

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

Next Page

            The following table sets forth the deposit flows at Home Federal during the periods indicated.

	Years Ended December 31,
	2000	1999
	(Dollars in Thousands)

Opening balance	$54,545	$54,837
Deposits	39,053	41,952
Withdrawals	(43,304)	(43,888)
Interest credited	1,900	1,644

Ending balance	$52,194	$54,545

Net increase (decrease)	$ (2,351)	$ (292)

Percent increase (decrease)	(4.31)%	(0.53)%

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	December 31,
	2000		1999
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:
Passbook and statement savings accounts (2.50%)(1)	$18,402	35.26%	$20,736	38.02%
NOW accounts (2.50%)(1)	2,799	5.36	3,409	6.25
Money market accounts (2.55%)(1)	3,060	5.86	3,971	7.28

Total non-certificates	24,261	46.48	28,116	51.55

Certificates:
4.00 - 5.99%	22,382	42.88	25,829	47.35
6.00 - 7.99%	5,551	10.64	600	1.10

Total certificates	27,933	53.52	26,429	48.45
Total deposits	$52,194	100.00%	$54,545	100.00%
________________________
(1) Interest rates stated apply to December 31, 2000.

Next Page

            The following table shows rate and maturity information for our certificates of deposit as of December 31, 2000.

	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total

Certificate accounts maturing in quarter ending:

March 31, 2001	$6,730	$ 862	$7,592	27.18%
June 30, 2001	6,266	1,383	7,649	27.38
September 30, 2001	3,854	1,094	4,948	17.72
December 31, 2001	2,861	568	3,429	12.27
March 31, 2002	637	1,025	1,662	5.95
June 30, 2002	823	233	1,056	3.78
September 30, 2002	110	---	110	0.39
December 31, 2002	262	---	262	0.94
March 31, 2003	162	84	246	0.88
June 30, 2003	175	302	477	1.71
September 30, 2003	259	---	259	0.93
December 31, 2003	243	---	243	0.87
Thereafter	---	---	---	---

Total	$22,382	$5,551	$27,933	100.00%

Percent of total	80.13%	19.87%	100.00%

            The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2000.
	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to12 Months	Over 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$5,433	$5,651	$6,587	$4,315	$21,986

Certificates of deposit of $100,000 or more	2,159	1,998	1,790	---	5,947

Total certificates of deposit	$7,592	$7,649	$8,377	$4,315	$27,933

            Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread or when we desire additional capacity to fund loan demand. At December 31, 2000, we had borrowings totaling $5.0 million. The average balance of our borrowings during this period was $923,000. Our current borrowings relate to two different Federal Home Loan Bank advances. The first advance, in the amount of $3.0 million has a maturity of December 2010, with a fixed interest rate for the first year of 5.01%. The second advance, in the amount of $2.0 million has a maturity of December 2010, with a fixed interest rate for three years of 5.20%. After the fixed

Next Page

rate periods expire, each advance converts to a variable rate equivalent to the three-month London Interbank Offered Rate. The advances can be prepaid without penalty at the end of the fixed rate periods, and quarterly thereafter.

Subsidiary and Other Activities

            As a federally chartered savings association, Home Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its total assets, or $1.5 million at December 31, 2000, in the stock of, or unsecured loans, to service corporation subsidiaries. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 2000, Home Federal had no subsidiaries.

            In 1996, we acquired a fractional interest of 17.5% in an Ohio limited partnership formed to construct multi-family housing units. Under the terms of the limited partnership agreement, we have made a total capital contribution to the partnership of $500,000 and are allocated tax losses and affordable housing federal income tax credits. See Note D of Notes to Consolidated Financial Statements.

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

            Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The last regular Office of Thrift Supervision examination of Home Federal was as of December 2000. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require us to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the Office of Thrift Supervision.

            The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Home Federal and First Niles. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

Next Page

            Our general permissible lending limit for loans-to-one-borrower is currently $2.7 million, which is equal to the greater of $500,000 or 15% of unimpaired capital and surplus. If the loans are fully secured by certain readily marketable collateral, our lending limit for loans-to-one-borrower can be increased to 25% of unimpaired capital and surplus. At December 31, 2000 our lending limit under this restriction was $4.5 million. We are in compliance with the loans-to-one-borrower limitation.

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

            The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 2000 we were classified as a well-capitalized institution.

            Effective January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund-insured institutions and Bank Insurance Fund-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to 2.02 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

            Regulatory Capital Requirements. All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital requirement. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. At December 31, 2000 we had tangible capital of $16.7 million, or 22.0% of adjusted total assets, which is approximately $15.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of

Next Page

tangible capital. At December 31, 2000 we had core capital equal to $16.7 million, or 22.0% of adjusted total assets, which is $13.7 million above the minimum leverage ratio requirement of 4% as in effect on that date.

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

            On December 31, 2000 we had total risk-based capital of approximately $18.1 million, including $16.7 million in core capital and $1.4 million in qualifying supplementary capital, and risk-weighted assets of $34.7 million, or total capital of 52.2% of risk-weighted assets. This amount was $15.3 million above the 8% requirement in effect on that date.

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

Next Page

reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

            Office of Thrift Supervision regulations provide that a savings association, such as Home Federal, may make a capital distribution with prior notice to the Office of Thrift Supervision, in an amount that does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). The distribution can be made provided the savings association has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well-capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution. All other institutions or those seeking to exceed the noted amounts must file an application with the Office of Thrift Supervision before making the distribution.

            Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2000 we met the test and have always met the test since it became effective.

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

Next Page

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

            As a member, we are required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Cincinnati. At December 31, 2000, we had $366,000 in Federal Home Loan Bank stock, which was in compliance with this requirement. We receive dividends on our Federal Home Loan Bank stock. These dividends averaged 7.43% for 2000.

Next Page

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

            A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2000, the portion of our reserves subject to this treatment for tax purposes totaled approximately $2.5 million.

            We file federal income tax returns on a fiscal year basis using the accrual method of accounting. First Niles intends to file a consolidated federal income tax return with Home Federal beginning with the year 2001.

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

             Ohio Taxation. We are subject to the Ohio corporate franchise tax. As a financial institution, we compute our franchise tax based on our net worth. Under this method, we will compute our Ohio corporate franchise tax by multiplying our net worth, as specifically adjusted pursuant to Ohio law, by the applicable tax rate, which is currently 1.3%. First Niles is also subject to the Ohio corporate franchise tax. The tax imposed is the greater of the tax on net worth, or the tax on net income.

Next Page

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

Executive Officers of First Niles

            William L. Stephens. Mr. Stephens, age 69, serves as Chairman of the Board, President and Chief Executive Officer of Home Federal and First Niles. He has served in such capacities for Home Federal since 1969 and for First Niles since its formation in October 1998.

            George J. Swift. Mr. Swift, age 78, is Vice President and Secretary of Home Federal and First Niles. He has served in such capacities with Home Federal since 1969 and for First Niles since its formation in October 1998.

            Lawrence Safarek. Mr. Safarek, age 51, currently serves as Vice President and Treasurer of Home Federal and First Niles. He has served in such capacities with Home Federal since 1995 and for First Niles since its formation in October 1998. Mr. Safarek has been employed with Home Federal in numerous other capacities since 1971.

Employees

            At December 31, 2000, we had a total of 13 employees, including one part-time employee. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Next Page

Item 2.      Description of Property

            We conduct our business through Home Federal's only office located in Niles, Ohio, which is owned by Home Federal. We believe that our current facilities are adequate to meet the present and foreseeable needs of Home Federal and First Niles. The total net book value of Home Federal's premises and equipment, including land, building and leasehold improvements and furniture, fixtures and equipment, at December 31, 2000 was $341,000. See Note E of Notes to Consolidated Financial Statements.

            We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by Home Federal at December 31, 2000 was $20,000.

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

Item 4.      Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of securityholders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2000.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

            Page 45 of First Niles' 2000 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

Item 6.      Management's Discussion and Analysis or Plan of Operation

            Pages 4 to 14 of First Niles' 2000 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

Next Page

Item 7.      Financial Statements

            The following information appearing in First Niles 2000 Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

            With the exception of the aforementioned information, First Niles' Annual Report to Stockholders for the year ended December 31, 2000, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance
            with Section 16(a) of the Exchange Act

Directors

            Information concerning Directors of First Niles is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Executive Officers

            Information concerning Executive Officers of First Niles is contained under the caption "Executive Officers of First Niles" in Part I of this Form 10-KSB, and is incorporated herein by this reference.

Compliance with Section 16(a)

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires First Niles directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of First Niles. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish First Niles with copies of all Section 16(a) forms they file.

            To First Niles' knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 2000.

Item 10.      Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.      Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Item 13.      Exhibits and Reports on Form 8-K

            (a) Exhibits

            See Index to Exhibits

            (b) Reports on Form 8-K

            The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

Next Page

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC.

Date: March 30, 2001	By:	/s/ WILLIAM L. STEPHENS William L. Stephens Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ WILLIAM L. STEPHENS William L. Stephens, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Date: March 30, 2001
/s/ GEORGE J. SWIFT George J. Swift, Vice President and Secretary (Principal Financial and Operating Officer)	Date: March 30, 2001
/s/ P. JAMES KRAMER P. James Kramer, Director	Date: March 30, 2001
/s/ HORACE L. MCLEAN Horace L. McLean, Director	Date: March 30, 2001
/s/ RALPH A. ZUZOLO, SR. Ralph A. Zuzolo, Sr., Director	Date: March 30, 2001
/s/ THOMAS G. MALEY Thomas G. Maley, Controller (Principal Accounting Officer)	Date: March 30, 2001

Next Page

INDEX TO EXHIBITS

Exhibit Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), are incorporated by reference.
4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens, George J. Swift and Lawrence Safarek filed as Exhibits 10.1, 10.2 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.
10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 000-24849), is incorporated herein by reference.
13	Annual Report to Stockholders
21	Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.
23	Consent of Accountants

End.