Form 10QSB
period 2001-03-31
FIRST NILES FINANCIAL INC
filed 2001-05-15
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________.

Commission File Number: 0-24849

FIRST NILES FINANCIAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1870418 (I.R.S. Employer Identification No.)

55 North Main Street, Niles, Ohio (Address of principal executive offices)	44446 (Zip Code)

Issuer's telephone number, including area code: (330) 652-2539

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]        No [   ]

Shares of common stock, par value $.01 per share, outstanding as of May 14, 2001: 1,579,349

Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

Next Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash and cash equivalents
Noninterest bearing	$ 1,235	$ 969
Interest bearing	7,953	2,864
Total cash and equivalents	9,188	3,833

Securities available for sale - at market	27,693	22,677
Securities to be held to maturity - at cost	12,241	13,901
Loans receivable, net of allowance for loan losses	35,424	35,740
Accrued interest receivable	503	343
Federal Home Loan Bank stock, at cost	658	366
Real estate investment, limited partnership - at equity	254	263
Prepaid expenses and other assets	194	30
Prepaid federal income taxes	119	60
Premises and equipment, at cost less accumulated depreciation	341	341
TOTAL ASSETS	$86,615	$77,554

LIABILITIES

Deposits	$53,242	$52,194
Accrued interest payable	155	120
Accounts payable and other liabilities	1,188	1,236
Federal Home Loan Bank advances	13,000	5,000
Deferred federal income tax liability	246	246
TOTAL LIABILITIES	67,831	58,796

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued and outstanding	18	18
Paid in capital	6,747	6,748
Retained earnings	13,247	13,334
Net unrealized gains on securities available for sale	1,440	1,429

Common stock purchased by the Employee Stock Ownership Plan	(1,052)	(1,052)
Unearned Compensation	-	(264)
Treasury stock-145,163 shares and 132,663 shares	(1,616)	(1,455)
TOTAL SHAREHOLDERS' EQUITY	18,784	18,758

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$86,615	$77,554

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

Next Page

CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Interest income:
Loans receivable:
First mortgage loans	$ 690	$ 716
Consumer and other loans	27	28
Mortgage-backed and related securities	202	242
Investments	402	261
Interest-bearing deposits	70	41
TOTAL INTEREST INCOME	1,391	1,288

Interest expense:
Deposits	539	504
Borrowings	107	54
TOTAL INTEREST EXPENSE	646	558

NET INTEREST INCOME	745	730

Provision for loan losses	30	15

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	715	715

Noninterest income:
Gain on sale of securities	63	-
Service fees and other	12	11
TOTAL NONINTEREST INCOME	75	11

Noninterest expense:
Equity in loss of limited partnership	9	12
General and administrative:
Compensation and benefits	544	534
Occupancy and equipment	19	21
Federal deposit insurance premiums	3	3
Legal and audit	31	33
Franchise taxes	59	78
Other operating expense	62	65
TOTAL NONINTEREST EXPENSE	727	746

INCOME (LOSS) BEFORE INCOME TAXES	63	(20)

Federal income taxes (credit)	5	(27)
NET INCOME	$ 58	$ 7

BASIC EARNINGS PER SHARE	$ .04	$ .01
DILUTED EARNINGS PER SHARE	$ .04	$ .01

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

Next Page

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Net income	$ 58	$ 7
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	80	(113)
Related income tax	27	38
	53	(75)

Reclassification adjustment:

Gain included in net income, net of income tax	(42)	---
Other comprehensive income (loss)	11	(75)

COMPREHENSIVE INCOME (LOSS)	$ 69	$ (68)

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

Next Page

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 58	$ 7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	(6)	(10)
Depreciation	7	9
Amortization of deferred loan fees and costs	(7)	1
Amortization of discounts and premiums on investments and mortgage-backed and related securities	(6)	(8)
Recognition and Retention Plan shares	264	270
Gain on sale of securities	(63)	-
ESOP shares allocated	(1)	1
Equity in loss of limited partnership	9	12
Provision for loan losses	30	15
Federal Home Loan Bank stock dividends	(8)	(6)
	277	291
Net increase in accrued interest receivable, prepaid expenses and other assets	(382)	(237)
Net decrease in accrued interest, accounts payable and other liabilities	(12)	(90)

NET CASH USED IN OPERATING ACTIVITIES	(117)	(36)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	64	860
Purchases of FHLB stock	(284)	-
Purchase of securities available for sale	(6,000)	(860)
Proceeds from maturity of securities held to maturity	1,000	-
Proceeds from maturity of securities available for sale	1,000	-
Proceeds from principal payments on mortgage-backed and related securities	665	929
Net (increase) decrease in interest-bearing deposits with banks	(5,089)	4,890
Net decrease (increase) in loans	293	(572)
Additions to premises	(7)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(8,358)	5,247

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings accounts, MMDAs and NOW accounts	5	(652)
Net increase in certificates of deposits	1,043	602
Purchase of Treasury shares	(162)	(734)
Cash dividends paid on common stock	(145)	(149)
Repayment of note payable	-	(5,000)
Proceeds from FHLB advances	8,000	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	8,741	(5,933)

NET INCREASE (DECREASE) IN CASH	266	(722)

CASH AT BEGINNING OF PERIOD	969	1,610
CASH AT END OF PERIOD	$1,235	$ 888

Cash paid during the period for:
Interest on deposits	$ 612	$ 503
Income taxes	$ 125	$ 125

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

Next Page

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
March 31, 2001 and 2000 (Unaudited)
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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, which exclude treasury shares, less weighted-average shares in the ESOP that are unallocated and committed to be released. Diluted earnings per share reflect the potential effect of stock options. Since the exercise price of all options was higher than the market price of First Niles common stock at March 31, 2001 there is no potential dilution at that date. The following table sets forth the computation of basic earnings per share for the three month periods ended March 31, 2001 and March 31, 2000 (income in thousands):

	Three Months Ended March 31,
	2001	2000
BASIC
Net income	$ 58	$ 7
Earnings applicable to basic earnings per share	58	7
Average common shares	1,617,999	1,700,247
Less average unallocated ESOP shares	147,555	168,358
Average common shares outstanding	1,470,444	1,531,889
Earnings per share - basic	$ 0.04	$ 0.01
diluted	$ 0.04	$ 0.01

Next Page

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal business is attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one-to-four family residences. We also originate, to a lesser extent, loans secured by first mortgages on non-owner-occupied one-to-four family residences, permanent and construction commercial and multi-family real estate loans, and consumer loans. Excess funds are generally invested in investment securities and mortgage-backed and related securities. We also utilize advances from the FHLB as a source of funds for investments in marketable securities and loans when favorable terms and market conditions allow.

The following discussion compares our consolidated financial condition at March 31, 2001 to December 31, 2000 and the results of operations for the three month period ended March 31, 2001 with the three month period ended March 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Changes in Financial Condition from March 31, 2001 to December 31, 2000

Total assets increased by $9.0 million, or 11.7%, to $86.6 million at March 31, 2001, from $77.6 million at December 31, 2000. This increase was primarily reflected in a $5.4 million increase in cash and cash equivalents and a $3.4 million increase in total securities.

The increase in assets was related to a $9.0 million increase in total liabilities and a $26,000 increase in shareholders' equity. The increase in total liabilities was primarily due to a $8.0 million increase in borrowings and a $1.0 million increase in deposits. The increase in deposits was comprised of a $1.0 million increase in certificates of deposits and a $637,000 increase in NOW accounts, partially offset by a $632,000 decline in savings accounts.

Shareholders' equity at March 31, 2001 was $18.8 million, a $26,000, or 0.1% increase from December 31, 2000. The increase in shareholders' equity, was primarily the result of a $264,000 reduction in unearned compensation, $58,000 in net income and a $11,000 increase in net unrealized gains on securities available for sale, partially offset by a $161,000 increase in treasury stock and the payment of $145,000 in common stock dividends. The increase in treasury stock occurred as we repurchased 12,500 shares of our common stock during the first quarter of 2001 at an average price of $11.60. The reduction in unearned compensation was a direct result of the final vesting of stock awards granted pursuant to our Recognition and Retention Plan. Book value per share was $11.67 at March 31, 2001, compared to $11.57 at December 31, 2000. The dividend paid during the quarter was equivalent to $0.11 per common share. At March 31, 2001 and December 31, 2000, there were 1,609,249 and 1,621,749 shares of common stock outstanding, respectively.

Nonperforming loans, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $1.0 million at March 31, 2001, or 1.2% of total assets, compared to $774,000, or 1.0% of total assets as of December 31, 2000. The allowance for loan losses was $622,000 at March 31, 2001, representing coverage of 59.4% of non-performing loans and 1.8% of net loans receivable. At December 31, 2000, the allowance for loan losses represented coverage of 76.5% of nonperforming loans and 1.7% of net loans receivable. At March 31, 2001 and March 31, 2000, we did not have any foreclosed assets.

Next Page

Results of Operations for the Three-Month Period Ended March 31, 2001

General. Our results of operations depend primarily on our net interest income, which is determined by (i) the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, collateralized mortgage obligations, other investments and interest-bearing deposits in other institutions, and interest expense on interest-bearing liabilities, primarily deposits and advances and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. The level of non-interest income, such as fees received from customer deposit account service charges and gains on sales of investments, and the level of non-interest expense, such as federal deposit insurance premiums, salaries and benefits, office occupancy costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

Net Income. For the three months ended March 31, 2001 First Niles recorded net income of $58,000. This net income resulted in an annualized return on average assets of 0.29% as compared to 0.04% in the same period one year ago. The annualized return on shareholders' equity for the three months ended March 31, 2001 was 1.24% compared to 0.16% for the three months ended March 31, 2000. Net income increased by $51,000 for the three months ended March 31, 2001 as compared to the same period one year ago. Earnings per share for the three months ended March 31, 2001 was $0.04, compared to $0.01 for the same period in 2000. Shares awarded to officers, directors and employees as part of our Recognition and Retention Plan, as approved by shareholders, plus related payroll taxes resulted in an expense during the quarter of $280,000. During the first quarter of 2000 the expense related to the Recognition and Retention Plan was $287,000. This quarter's expense represented the final installment of share awards under the Recognition and Retention Plan.

Net Interest Income. Net interest income increased by $15,000, or 2.1% for the three month period ended March 31, 2001 as compared to the same period one year ago. For the three months ended March 31, 2001 the interest rate spread was 2.68% as compared to 3.01% for the same period one year prior. The net interest margin for the current period was 3.70% as compared to 3.91% for the same period one year ago.

For the three months ended March 31, 2001 total interest income increased by $103,000, or 8.0%, as compared to the same period in 2000. Specifically, interest income on investments and interest-bearing deposits increased $141,000 and $29,000, respectively. Interest income on mortgage-backed and related securities and loans decreased $40,000 and $27,000, respectively, for the three month period ended.

Total interest expense increased by $88,000, or 15.8%, as compared to the same period one year prior. Interest on deposits increased $35,000 from period to period. Additionally, interest on borrowings increased $53,000 from period to period. The cost of funds for the quarter ended March 31, 2001 was 4.27%, a 36 basis point increase from the same quarter one year ago. While the interest rates paid on savings and transaction accounts remained unchanged from the prior year, the average interest rate paid on certificates of deposit increased to 5.58% from 4.95% in the current quarter as compared to the first quarter one year ago. This increase is generally attributable to the upward trend in market interest rates experienced during the past year.

The increase in both interest income and interest expense was attributable to an increase in investment securities primarily funded by an increase in borrowings. To a lesser extent, rising market interest rates over the past year contributed to higher interest income and interest expense. These higher market interest rates also contributed to the narrowing of our interest rate spread and net interest margin in the current period as compared to the same period one year prior.

Provision for Loan Losses. For the three months ended March 31, 2001 there was a $30,000 provision for loan losses, compared to $15,000 for the same period in 2000. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying

Next Page

collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income for the three months ended March 31, 2001 was $75,000, or $64,000 higher than during the same period in 2000. This increase was essentially the result of a $63,000 increase in gain on sale of investment securities in the current quarter as compared to the previous comparative quarter. The gain on sale of securities was due to the sale of 1,000 shares of Freddie Mac stock. Service fees and other income increased by $1,000 to $12,000 during the current quarter as compared to the same quarter in 2000.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2001 was $727,000, which represented a decrease of $19,000, or 2.5%, as compared to the same period in 2000. Franchise taxes decreased by $19,000 in the first quarter of 2001 as compared to the same quarter one year ago. This decrease was primarily related to reduced capital levels at the savings and loan subsidiary level.

Federal Income Taxes. The provision for federal income taxes increased by $32,000 in the three months ended March 31, 2001 as compared to the same period in 2000, resulting in federal income taxes of $5,000. The increase in the provision for federal income taxes as compared to the same period in 2000 was primarily due to a $83,000 increase in pre-tax income from period to period. The effective tax rate in the current three month period was 7.9%.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Federal regulations require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $9.2 million at March 31, 2001. As of March 31, 2001 we had a regulatory liquidity ratio of 34.18%.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2001 we had outstanding commitments to extend credit totaling $3.6 million.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of March 31, 2001, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 19.25%, 19.25% and 48.49%, respectively.

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

Next Page

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
(a) No exhibits are filed herewith
(b) Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant

Date: May 14, 2001	By:	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)

Date: May 14, 2001	By:	/s/ Thomas G. Maley Thomas G. Maley Controller (Principal Accounting Officer)

End