Form 10QSB
period 2001-06-30
FIRST NILES FINANCIAL INC
filed 2001-08-10
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Shares of common stock, par value $.01 per share, outstanding as of August 6, 2001: 1,577,749

Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

Next Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)

	June 30, 2001	June 30, 2000
	(Unaudited)
ASSETS
Cash and cash equivalents:
Noninterest bearing	$ 756	$ 969
Interest bearing	2,670	2,864
Total cash and equivalents	3,426	3,833
Securities available for sale - at market	38,218	22,677
Securities to be held to maturity - at cost	11,099	13,901
Loans receivable, net of allowance for loan losses	36,764	35,740
Accrued interest receivable	589	343
Federal Home Loan Bank stock, at cost	914	366
Real estate investment, limited partnership - at equity	245	263
Prepaid expenses and other assets	180	30
Prepaid federal income taxes	94	60
Premises and equipment, at cost less accumulated depreciation	337	341
TOTAL ASSETS	$91,865	$77,554

LIABILITIES
Deposits	$54,108	$52,194
Accrued interest payable	172	120
Accounts payable and other liabilities	1,295	1,236
Federal Home Loan Bank advances	18,000	5,000
Federal income tax payable	-	-
Deferred federal income tax liability	81	246
TOTAL LIABILITIES	73,657	58,796

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,747	6,748
Retained earnings	13,314	13,334
Net unrealized gains on securities available for sale	1,156	1,429
Common stock purchased by the Employee Stock Ownership Plan	(1,053)	(1,052)
Unearned compensation	-	(264)
Treasury stock- 176,662 shares and 132,662 shares at cost	(1,975)	(1,455)
TOTAL STOCKHOLDERS' EQUITY	18,208	18,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,865	$77,554

SEE ACCOMPANYING NOTES.

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Interest income:
Loans receivable
First mortgage loans	$ 665	$ 710	$1,355	$1,426
Consumer and other loans	31	28	58	56
Mortgage-backed and related securities	181	243	383	498
Investments	547	252	949	500
Interest-bearing deposits	54	25	124	66
TOTAL INTEREST INCOME	1,478	1,258	2,869	2,546

Interest expense:
Deposits	551	525	1,090	1,029
Borrowings	181	4	288	58
TOTAL INTEREST EXPENSE	732	529	1,378	1,087

NET INTEREST INCOME	746	729	1,491	1,459

Provision for loan losses	30	15	60	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	716	714	1,431	1,429

Noninterest income:
Gain on sale of securities	59	-	122	-
Service fees and other income	8	13	20	24
TOTAL NONINTEREST INCOME	67	13	142	24

Noninterest expense:
Equity in loss of limited partnership	9	15	18	27
General and administrative:
Compensation and benefits	252	241	796	775
Occupancy and equipment	17	19	36	40
Federal deposit insurance premiums	3	3	6	6
Legal and audit	32	43	63	76
Franchise taxes	59	74	118	152
Other operating expense	75	65	137	130
TOTAL NONINTEREST EXPENSE	447	460	1,174	1,206

INCOME BEFORE INCOME TAXES	336	267	399	247

Federal income taxes	95	69	100	42
NET INCOME	$ 241	$ 198	$ 299	$ 205
EARNINGS PER SHARE	$0.17	$0.13	$0.21	$0.14
DILUTED EARNINGS PER SHARE	$0.17	$0.13	$0.21	$0.14

SEE ACCOMPANYING NOTES.

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000

Net income	$ 299	$ 205
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(291)	(239)
Related income tax	99	81
	(192)	(158)

Reclassification adjustment:
Gain included in net income	(122)	---
Related income tax	41	---
	(81)	---
Other comprehensive income	(273)	(158)

COMPREHENSIVE INCOME	$ 26	$ 47

SEE ACCOMPANYING NOTES.

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$299	$205
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	(25)	(21)
Depreciation	14	19
Amortization of deferred loan fees/costs	(7)	1
Amortization of discounts and premiums on investments and mortgage-backed and related securities	(12)	(16)
Recognition and Retention Plan shares	264	270
Gain on sale of securities	(123)	-
ESOP shares allocated	(1)	1
Provision for loan losses	60	30
Equity in loss of limited partnership	19	27
Federal Home Loan Bank dividends	(22)	(12)
	466	504
Net increase in accrued interest receivable and prepaid expenses and other assets	(429)	(174)
Net increase in accrued interest, accounts payable and other liabilities	112	65
NET CASH PROVIDED BY OPERATING ACTIVITIES	149	395

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	2,156	860
Purchase of FHLB stock	(526)	-
Purchase of securities available for sale	(19,988)	(860)
Proceeds from maturities of securities available for sale	2,000	-
Proceeds from principal payments on mortgage-backed and related securities	2,813	1,717
Net decrease in interest-bearing deposits with banks	194	4,811
Net increase in loans	(1,076)	(410)
Additions to premises and equipment	(11)	(64)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(14,438)	6,054

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings accounts, MMDAs and NOW accounts	409	(1,291)
Net increase in certificates of deposits	1,506	921
Purchase of treasury shares	(520)	(734)
Cash dividends paid	(319)	(298)
Proceeds from FHLB advances	13,000	-
Repayment of note payable	-	(6,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,076	(7,402)

NET DECREASE IN CASH	(213)	(953)

CASH AT BEGINNING OF PERIOD	969	1,610
CASH AT END OF PERIOD	$ 756	$ 969

Cash paid during the period for:
Interest on deposits	$ 612	$ 1,114
Income taxes	$ 125	$ 125

SEE ACCOMPANYING NOTES.

Next Page

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
June 30, 2001 and 2000 (Unaudited)

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, which exclude treasury shares, less weighted-average shares in the ESOP that are unallocated and committed to be released. Diluted earnings per share reflect the potential effect of stock options. Since the exercise price of all options was higher than the market price of First Niles common stock at June 30, 2001 there is no potential dilution at that date.

The following table sets forth the computation of basic earnings per share for the three and six month periods ended June 30, 2001 (income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
BASIC
Net income	$ 241	$ 198	$ 299	$ 205
Earnings applicable to basic earnings per share	241	198	299	205
Average common shares	1,581,967	1,660,749	1,601,970	1,680,498
Less average unallocated ESOP shares	142,504	163,087	145,016	165,723
Average common shares outstanding	1,439,464	1,497,662	1,456,954	1,514,775
Earnings per share - basic	$0.17	$0.13	$0.21	$0.14
diluted	$0.17	$0.13	$0.21	$0.14

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

The following discussion compares our consolidated financial condition at June 30, 2001 and December 31, 2000 and the results of operations for the three month and six month periods ended June 30, 2001 with the three month and six month periods ended June 30, 2000. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total assets increased $14.3 million, or 18.5%, to $91.9 million at June 30, 2001 from $77.6 million at December 31, 2000. This increase was primarily reflected by increases of $12.7 million in total securities and $1.0 million in net loans receivable.

The increase in assets was directly related to a $14.8 million increase in total liabilities and a $550,000 decrease in total equity. FHLB advances increased by $13.0 million, to $18.0 million at June 30, 2001 from $5.0 million at December 31, 2001. These advances were used to fund the purchase of investment securities during the period at favorable interest rate spreads in an effort to increase net interest income. Additionally, deposits increased by $1.9 million, or 3.7% during the first six months of 2001. Specifically, savings accounts, money market deposit accounts ("MMDA") and NOW accounts collectively increased $407,000 during the first six months of 2001. Additionally, certificates of deposit increased by $1.5 million during this time period.

Total equity at June 30, 2001 was $18.2 million, a $550,000, or 2.9% decrease from December 31, 2000. The decrease in total equity, was comprised of $299,000 in net income and a $264,000 reduction in unearned compensation, which was more than offset by $319,000 in dividends paid by First Niles on its common stock, a $273,000 decrease in net unrealized gains on securities available for sale, and the repurchase of $520,000 of First Niles common stock. The reduction in unearned compensation was the direct result of the final vesting of stock awards granted pursuant to our Recognition and Retention Plan.

First Niles repurchased 44,000 shares of its common stock in the open market during the six months ended June 30, 2001 at an average price of $11.82 per share. Book value per share was $11.54 at June 30, 2001, compared to $11.57 at December 31, 2000. At June 30, 2001 there were 1,577,749 shares of First Niles common stock outstanding as compared to 1,621,749 shares outstanding at December 31, 2000.

Nonperforming assets, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $1.1 million at June 30, 2001, or 3.0% of net loans receivable and 1.2% of total assets compared to $774,000, or 2.2% of net loans receivable and 1.0% of total assets as of December 31, 2000. The allowance for loan losses was $652,000 at June 30, 2001, representing coverage of 58.4% of non-performing assets and 1.8% of net loans receivable. At December 31, 2000 the allowance for loan losses was $592,000, representing coverage of 76.5% of non-performing assets and 1.7% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. We did not have any foreclosed or repossessed assets at June 30, 2001.

Next Page

We have established an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, delinquencies, and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on our level of non-performing assets.

Results of Operations for the Three-Month Periods Ended June 30, 2001 and June 30, 2000

General. Our results of operations depend primarily on our net interest income, which is determined by (i) the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, collateralized mortgage obligations, other investments and interest-earning deposits in other institutions, and interest expense on interest-bearing liabilities, primarily deposits and borrowings and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. The level of non-interest income, such as fees received from customer service charges and gains on sales of investments, and the level of non-interest expense, such as federal deposit insurance premiums, salaries and benefits, office occupancy costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

Net Income. For the three months ended June 30, 2001 First Niles recorded net income of $241,000, resulting in an annualized return on average assets for the period of 1.08% and annualized return on average shareholders' equity for the period of 5.19%. Net income increased by $43,000, or 21.7%, for the three months ended June 30, 2001 as compared to the respective 2000 period. The increase in net income was primarily due to a $17,000 increase in net interest income, a $54,000 increase in noninterest income, and a $13,000 decrease in noninterest expense, partially offset by a $15,000 increase in the provision for loan losses and a $26,000 increase in federal income tax expense. The increase in noninterest income during the current period as compared to the same period in 2000 was primarily the result of a $59,000 gain on sale of investment securities.

Earnings per share for the three months ended June 30, 2001, on both a basic and diluted basis, was $0.17. For the same three-month period in 2000 earnings per share, on both a basic and diluted basis, was $0.13.

Net Interest Income. Net interest income increased by $17,000, or 2.3% for the three month period ended June 30, 2001 as compared to the respective 2000 period. For the three months ended June 30, 2001 total interest income increased by $220,000 and total interest expense increased by $203,000 as compared to the same period one year earlier. For the three months ended June 30, 2001 the interest rate spread was 2.51% and the net interest margin was 3.40%. For the three months ended June 30, 2001 the yield on interest earning assets was 6.85% and the overall cost of funds was 4.24%. A significant increase in earning assets, primarily investment securities, was the primary contributor to the increase in total interest income. Borrowings, exclusively in the form of FHLB advances, were used to fund the purchase of investment securities during the current three and six month periods. This resulted in an $18.0 million increase in borrowings from period to period.

Provision for Loan Losses. The provision for loan losses in the quarter ended June 30, 2001 was $30,000, compared to $15,000 in the quarter ended June 30, 2000. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimate value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Next Page

Noninterest Income. Noninterest income of $67,000 for the three months ended June 30, 2001 was $54,000 higher than during the same three month period in 2000. Gain on sale of investment securities was $59,000 higher for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The sale of 1,000 shares of Freddie Mac stock comprised the primary portion of gain on the sale of investment securities during the three months ended June 30, 2001. At June 30, 2001 we still held 33,000 shares of Freddie Mac stock. Service fees and other income decreased $5,000 during the three months ended June 30, 2001 as compared to the same period in 2000.

Noninterest Expense. Noninterest expense decreased $13,000, or 2.8% for the three months ended June 30, 2001 as compared to the same period in 2000. Compensation and benefits, and other operating expenses collectively increased by $21,000 from period to period, while occupancy and equipment expense, legal and audit fees, franchise taxes and equity in loss of limited partnership collectively decreased by $34,000. The decrease in franchise taxes of $15,000 represented the largest change in any single expense category from period to period and was related to decreased capital levels at the subsidiary level.

Federal Income Taxes. The provision for federal income taxes increased by $26,000 for the three months ended June 30, 2001 as compared to the same period in 2000, primarily due to an increase in pre-tax income of $69,000. The effective tax rate was 28.3% in the current three month period, as compared to 25.8% in the same period one year earlier.

Results of Operations for the Six-Month Periods Ended June 30, 2001 and June 30, 2000

Net Income. First Niles recorded net income of $299,000 for the six months ended June 30, 2001. This resulted in an annualized return on average assets for the six-month period of 0.70% and an annualized return on average shareholders' equity of 3.20%. Net income increased by $94,000, or 45.9% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in net income for these comparable periods was primarily due to a $32,000 increase in net interest income, a $118,000 increase in noninterest income and a $32,000 decrease in noninterest expense, partially offset by a $30,000 increase in the provision for loan losses, and a $58,000 increase in federal income tax expense. The increase in noninterest income during the current period as compared to the same period in 2000 was primarily the result of a $122,000 increase in gain on sale of investment securities.

Earnings per share, on both a basic and diluted basis, for the six months ended June 30, 2001 was $0.21, compared to $0.14 for the same six month period in 2000.

Net Interest Income. Net interest income increased by $32,000, or 2.2% for the six months ended June 30, 2001 as compared to the respective 2000 period. For the six months ended June 30, 2001 total interest income increased by $323,000 and total interest expense increased by $291,000 as compared to the same period in 2000. For the six months ended June 30, 2001 the interest rate spread was 2.60% and the net interest margin was 3.55%. For the six months ended June 30, 2001 the yield on interest earning assets was 6.85% and the overall cost of funds was 4.25% The primary reasons for the increase in total interest income and total interest expense for the six month period ended June 30, 2001 are essentially the same factors as described for the three month period ended June 30, 2001.

Provision for Loan Losses. The provision for loan losses in the six months ended June 30, 2001 was $60,000, compared to $30,000 in the six months ended June 30, 2000.

Noninterest Income. Noninterest income totaled $142,000 for the six months ended June 30, 2001 as compared to $24,000 during the same period in 2000. Gain on sale of investment securities was $122,000 for the six months ended June 30, 2001 as compared to zero for the six months ended June 30, 2000. The sale of 2,000 shares of Freddie Mac stock accounted for most of the gain on sale of investments recorded in the respective six month period of 2001. Service fees and other income decreased to $20,000 during the six months ended June 30, 2001 as compared to $24,000 for the six months ended June 30, 2000.

Noninterest Expense. Noninterest expense decreased $32,000, or 2.7%, for the six months ended June 30, 2001 as compared to the same period one year earlier. Compensation and benefits and other operating expenses increased by a collective $28,000, while occupancy and equipment expense, legal and audit fees, franchise taxes and equity in loss of limited partnership declined by a collective $60,000 from period to period. The decrease in franchise taxes

Next Page

of $34,000 represented the largest change in any single expense category from period to period and was related to decreased capital levels at the subsidiary level.

Federal Income Taxes. The provision for federal income taxes increased by $58,000 for the six months ended June 30, 2001 as compared to the same period in 2000. The increase in the provision for federal income taxes was primarily due to an increase in pre-tax income of $152,000. The effective tax rate was 25.1% for the six month period ended June 30, 2001 compared to 17.0% in the same period one year earlier. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, in addition to loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Federal regulations require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $3.4 million at June 30, 2001.

Our capital resources are used to meet ongoing funding commitments, including various types of deposit withdrawals, investments in securities, funding of existing and future loan commitments, the preservation of liquidity, and to pay operating expenses. At June 30, 2001 we had outstanding commitments to extend credit totaling $5.0 million, including $1.2 million of unused open-end consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of June 30, 2001, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 17.41%, 17.41% and 43.34%, respectively.

Cautionary Forward-looking Statements

This document, including information incorporated by reference, contains, and filings by the Company on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements by the Company and management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption" Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

Next Page

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

The annual meeting of shareholders of First Niles was held on April 18, 2001 at our office in Niles, Ohio. At that meeting the shareholders were asked to vote upon (i) the election of Directors Paul J. Kramer and Ralph J. Zuzolo, Sr., and (ii) the appointment of Anness, Gerlach & Williams as independent accountants for the fiscal year ending December 31, 2001. The voting on such matters was as follows:
Director Election:
		Votes For	Votes Withheld
	Director Kramer	1,439,699	---
	Director Zuzolo	1,439,584	---

Directors not subject to election at the annual meeting and continuing in office are Horace L. McLean, William L. Stephens and George J. Swift.

Independent Auditor Ratification:

		Votes For	Votes Withheld	Abstentions	Broker Non-Votes
	Anness, Gerlach & Williams	1,404,110	3,034	35,644	---

Item 5.	Other Information:

There are no matters required to be reported under this item.

Item 6.	Exhibits and Reports on Form 8-K:

(a) No exhibits are filed herewith.

(b) Reports on Form 8-K:

On June 29, 2001, First Niles Financial, Inc. filed a press release on Form 8-K announcing its intention to repurchase up to 78,887 of the company's common shares outstanding.

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIRST NILES FINANCIAL, INC. Registrant

Date: August 10, 2001	By:	/s/ William L. Stepehns William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)

Date: August 10, 2001	By:	/s/ Thomas G. Maley Thomas G. Maley Controller (Principal Accounting Officer)

End.