Form 10QSB
period 2001-09-30
FIRST NILES FINANCIAL INC
filed 2001-11-13
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Shares of common stock, par value $.01 per share, outstanding as of November 7, 2001: 1,516,949

Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

Next Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)

	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Cash and cash equivalents:
Noninterest bearing	$ 854	$ 969
Interest bearing	3,233	2,864
Total cash and equivalents	4,087	3,833
Securities available for sale - at market	40,482	22,677
Securities to be held to maturity - at cost	10,060	13,901
Loans receivable, net of allowance for loan losses of $682 and $592, respectively	37,822	35,740
Accrued interest receivable	805	343
Federal Home Loan Bank stock, at cost	992	366
Real estate investment, limited partnership - at equity	235	263
Prepaid expenses and other assets	116	30
Prepaid federal income taxes	21	60
Premises and equipment, at cost less accumulated depreciation	338	341
TOTAL ASSETS	$94,958	$77,554

LIABILITIES
Deposits	$55,257	$52,194
Accrued interest payable	96	120
Accounts payable and other liabilities	1,284	1,236
Federal Home Loan Bank advances	19,500	5,000
Deferred federal income tax liability	435	246
TOTAL LIABILITIES	76,572	58,796

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,747	6,748
Retained earnings	13,428	13,334
Net unrealized gains on securities available for sale	1,855	1,429
Common stock purchased by the Employee Stock Ownership Plan	(1,053)	(1,052)
Unearned compensation	-	(264)
Treasury stock- 228,212 shares and 132,662 shares at cost	(2,609)	(1,455)
TOTAL STOCKHOLDERS' EQUITY	18,386	18,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,958	$77,554

SEE ACCOMPANYING NOTES.

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Interest income:
Loans receivable
First mortgage loans	$ 683	$ 699	$2,038	$2,124
Consumer and other loans	37	29	95	86
Mortgage-backed and related securities	177	230	560	728
Investments	586	252	1,535	752
Interest-bearing deposits	47	48	171	114
TOTAL INTEREST INCOME	1,530	1,258	4,399	3,804

Interest expense:
Deposits	544	541	1,633	1,570
Borrowings	216	--	505	58
TOTAL INTEREST EXPENSE	760	541	2,138	1,628

NET INTEREST INCOME	770	717	2,261	2,176

Provision for loan losses	30	--	90	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	740	717	2,171	2,146

Noninterest income:
Gain on sale of securities	75	--	198	--
Service fees and other income	8	17	27	41
TOTAL NONINTEREST INCOME	83	17	225	41

Noninterest expense:
Equity in loss of limited partnership	9	50	28	77
General and administrative:
Compensation and benefits	257	243	1,053	1,018
Occupancy and equipment	19	22	55	63
Federal deposit insurance premiums	2	3	7	8
Legal and audit	18	24	80	100
Franchise taxes	59	77	177	229
Other operating expense	62	61	200	191
TOTAL NONINTEREST EXPENSE	426	480	1,600	1,686

INCOME BEFORE INCOME TAXES	397	254	796	501

Federal income taxes	117	64	217	106
NET INCOME	$ 280	$ 190	$ 579	$ 395
EARNINGS PER SHARE	$0.19	$0.12	$0.40	$0.26
DILUTED EARNINGS PER SHARE	$0.19	$0.12	$0.40	$0.26

SEE ACCOMPANYING NOTES.

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000

Net income	$ 579	$ 395
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	843	442
Related income tax	287	150
	556	292

Reclassification adjustment:
Gain included in net income	(197)	---
Related income tax	67	---
	(130)	---
Other comprehensive income	426	292

COMPREHENSIVE INCOME	$ 1,005	$ 687

SEE ACCOMPANYING NOTES.

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$579	$395
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	(31)	(26)
Depreciation	22	29
Amortization of deferred loan fees/costs	(10)	1
Amortization of discounts and premiums on investments and mortgage-backed and related securities	(17)	(24)
Recognition and Retention Plan shares	264	270
Gain on sale of securities	(197)	--
ESOP shares allocated	(1)	1
Provision for loan losses	90	30
Equity in loss of limited partnership	28	77
Federal Home Loan Bank dividends	(39)	(19)
	688	734
Net increase (decrease) in accrued interest receivable and prepaid expenses and other assets	(509)	73
Net increase in accrued interest, accounts payable and other liabilities	25	33
NET CASH PROVIDED BY OPERATING ACTIVITIES	204	840

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	5,995	860
Purchase of FHLB stock	(587)	--
Purchase of securities available for sale	(28,972)	(860)
Proceeds from maturities of securities available for sale	6,000	--
Proceeds from principal payments on mortgage-backed and related securities	3,873	2,631
Net (increase) decrease in interest-bearing deposits with banks	(370)	2,967
Net (increase) decrease in loans	(2,161)	979
Additions to premises and equipment	(20)	(124)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,242)	6,453

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings accounts, MMDAs and NOW accounts	576	(2,458)
Net increase in certificates of deposits	2,487	1,570
Purchase of treasury shares	(1,155)	(814)
Cash dividends paid	(485)	(447)
Proceeds from FHLB advances	14,500	--
Repayment of note payable	--	(6,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,923	(8,149)

NET DECREASE IN CASH	(115)	(856)

CASH AT BEGINNING OF PERIOD	969	1,610
CASH AT END OF PERIOD	$ 854	$ 754

Cash paid during the period for:
Interest on deposits	$ 2,163	$ 1,655
Income taxes	$ 209	$ 125

SEE ACCOMPANYING NOTES.

Next Page

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
September 30, 2001 and 2000 (Unaudited)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the savings and loan industry.

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, which exclude treasury shares, less weighted-average shares in the ESOP that are unallocated and committed to be released. Diluted earnings per share reflect the potential effect of stock options. Dilution is also based on the weighted average market price of the common stock, during each of the periods presented below. Since the exercise price of all options was higher than the weighted average market price of First Niles common stock during the quarter ended September 30, 2001 there is no potential dilution at that date.

The following table sets forth the computation of basic earnings per share for the three and nine month periods ended September 30, 2001 (income in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
BASIC
Net income	$ 280	$ 190	$ 579	$ 395
Earnings applicable to basic earnings per share	$ 280	$ 190	$ 579	$ 395
Average common shares	1,560,815	1,658,108	1,588,101	1,672,980
Less average unallocated ESOP shares	137,471	157,836	142,473	163,075
Average common shares outstanding	1,423,344	1,500,271	1,445,628	1,509,905
Earnings per share - basic	$0.19	$0.12	$0.40	$0.26
diluted	$0.19	$0.12	$0.40	$0.26

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

The following discussion compares our consolidated financial condition at September 30, 2001 and December 31, 2000 and the results of operations for the three month and nine month periods ended September 30, 2001 with the three month and nine month periods ended September 30, 2000. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets increased $17.4 million, or 22.4%, to $95.0 million at September 30, 2001 from $77.6 million at December 31, 2000. This increase was primarily reflected by increases of $14.0 million in total securities and $2.1 million in net loans receivable.

The increase in assets was directly related to a $17.8 million increase in total liabilities, partially offset by a $372,000 decrease in total equity. FHLB advances increased by $14.5 million, to $19.5 million at September 30, 2001 from $5.0 million at December 31, 2000. These advances were used to fund the purchase of investment securities during the period. Additionally, deposits increased by $3.1 million, or 5.9% during the first nine months of 2001. Specifically, savings accounts, money market deposit accounts ("MMDA") and NOW accounts collectively increased $576,000 during the first nine months of 2001. Additionally, certificates of deposit increased by $2.5 million during this time period.

Total equity at September 30, 2001 was $18.4 million, a $372,000, or 2.0% decrease from December 31, 2000. The decrease in total equity, was comprised of $579,000 in net income, a $426,000 increase in net unrealized gains on securities available for sale and a $264,000 reduction in unearned compensation, which was more than offset by $485,000 in dividends paid by First Niles on its common stock, and the repurchase of $1.2 million of First Niles common stock. The reduction in unearned compensation was the direct result of the final vesting of stock awards granted during the first quarter of 2001, pursuant to our Recognition and Retention Plan, as approved by shareholders.

First Niles repurchased 95,550 shares of its common stock in the open market during the nine months ended September 30, 2001 at an average price of $12.08 per share. Book value per share was $12.05 at September 30, 2001, compared to $11.57 at December 31, 2000. At September 30, 2001 there were 1,526,199 shares of First Niles common stock outstanding as compared to 1,621,749 shares outstanding at December 31, 2000.

Nonperforming assets, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $1.4 million at September 30, 2001, or 3.8% of net loans receivable and 1.2% of total assets compared to $774,000, or 2.2% of net loans receivable and 1.0% of total assets as of December 31, 2000. The allowance for loan losses was $682,000 at September 30, 2001, representing coverage of 47.9% of non-performing assets and 1.8% of net loans receivable. At December 31, 2000 the allowance for loan losses was $592,000, representing coverage of 76.5% of non-performing assets and 1.7% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. We did not have any foreclosed or repossessed assets at June 30, 2001.

Next Page

Results of Operations for the Three-Month Periods Ended September 30, 2001 and September 30, 2000

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

Net Income. For the three months ended September 30, 2001, First Niles recorded net income of $280,000, resulting in an annualized return on average assets for the period of 1.20%. The annualized return on average shareholders' equity for the three months ended September 30, 2001 was 6.15%. Net income increased by $90,000, or 47.4%, for the three months ended September 30, 2001 as compared to the respective 2000 period. The increase in net income for the three months ended September 30, 2001 as compared to the same period in the prior year was primarily due to a $53,000 increase in net interest income, a $66,000 increase in noninterest income, and a $54,000 decrease in noninterest expense, partially offset by a $30,000 increase in the provision for loan losses and a $53,000 increase in federal income tax expense. The increase in noninterest income during the current period as compared to the same period in 2000 was primarily the result of a $75,000 increase in gain on sale of investments.

Earnings per share for the three months ended September 30, 2001, on both a basic and diluted basis, was $0.19. For the same three-month period in 2000, earnings per share on both a basic and diluted basis was $0.12.

Net Interest Income. Net interest income increased by $53,000, or 7.4% for the three month period ended September 30, 2001, as compared to the respective 2000 period. For the three months ended September 30, 2001, total interest income increased by $273,000 and total interest expense increased by $220,000 as compared to the same period one year earlier. For the three months ended September 30, 2001 the interest rate spread was 2.55% and the net interest margin was 3.36%. For the three months ended September 30, 2001 the yield on interest earning assets was 6.67% and the overall cost of funds was 4.12%. A significant increase in earning assets, primarily investment securities, was the primary contributor to the increase in total interest income. The increase in total interest expense was primarily related to an $19.5 million increase in borrowings from period to period. These borrowings, exclusively in the form of FHLB advances, were used to fund the purchase of investment securities during the current three and nine month periods.

Provision for Loan Losses. The provision for loan losses in the quarter ended September 30, 2001 was $30,000, compared to none in the quarter ended September 30, 2000. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimate value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Next Page

Noninterest Income. Noninterest income of $83,000 for the three months ended September 30, 2001 was $66,000 higher than during the same three month period in 2000. Gain on sale of investment securities was $75,000 higher for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The sale of 1,000 shares of Freddie Mac stock comprised the primary portion of gain on the sale of investment securities during the three months ended September 30, 2001. No securities were sold during the three months ended September 30, 2000. At September 30, 2001 we still held 32,000 shares of Freddie Mac stock, with a market value of $2.1 million. Service fees and other income decreased $9,000 during the three months ended September 30, 2001 as compared to the same period in 2000.

Noninterest Expense. Noninterest expense decreased $54,000, or 11.3% for the three months ended September 30, 2001 as compared to the same period in 2000. Compensation and benefits, and other operating expenses collectively increased by $14,000 from period to period, while occupancy and equipment expense, legal and audit fees, franchise taxes and equity in loss of limited partnership collectively decreased by $68,000. The decrease in equity in loss of limited partnership of $41,000 and the decrease in franchise taxes of $18,000 represented the two largest changes in individual expense categories from period to period. The decline in franchise taxes was related to decreased capital levels at the subsidiary level.

Federal Income Taxes. The provision for federal income taxes increased by $53,000 for the three months ended September 30, 2001 as compared to the same period in 2000, primarily due to an increase in pre-tax income of $143,000. The effective tax rate was 29.5% in the current three month period, as compared to 25.2% in the same period on year earlier.

Results of Operations for the Nine-Month Periods Ended September 30, 2001 and September 30, 2000

Net Income. First Niles recorded net income of $579,000 for the nine months ended September 30, 2001. This net income resulted in an annualized return on average assets for the nine month period of 0.88% and an annualized return on average shareholders' equity of 4.17%. Net income increased by $184,000, or 46.6% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in net income for these comparable periods was primarily due to a $85,000 increase in net interest income, a $184,000 increase in noninterest income and a $86,000 decrease in noninterest expense, partially offset by a $60,000 increase in the provision for loan losses, and a $111,000 increase in federal income tax expense. The increase in noninterest income during the current period as compared to the same period in 2000 was primarily the result of a $197,000 increase in gain on sale of investments.

Earnings per share, on both a basic and diluted basis, for the nine months ended September 30, 2001 was $0.40, compared to $0.26 for the same nine month period in 2000.

Net Interest Income. Net interest income increased by $85,000, or 3.9% for the nine months ended September 30, 2001, as compared to the respective 2000 period. For the nine months ended September 30, 2001, total interest income increased by $595,000 and total interest expense increased by $510,000 as compared to the same period in 2000. For the nine months ended September 30, 2001 the interest rate spread was 2.59% and the net interest margin was 3.48%. For the nine months ended September 30, 2001 the yield on interest earning assets was 6.79% and the overall cost of funds was 4.20% The primary reasons for the increase in total interest income and total interest expense for the nine month period ended September 30, 2001 are essentially the same factors as described for the three month period ended September 30, 2001.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2001 was $90,000, compared to $30,000 for the nine months ended September 30, 2000.

Noninterest Income. Noninterest income totaled $225,000 for the nine months ended September 30, 2001 as compared to $41,000 during the same period in 2000. Gain on sale of investment securities was $197,000 for the nine months ended September 30, 2001 as compared to none for the nine months ended September 30, 2000. The sale of 3,000 shares of Freddie Mac stock accounted for most of the gain on sale of investments recorded in the respective nine month period of 2001. Service fees and other income decreased to $27,000 during the nine months ended September 30, 2001 as compared to $41,000 for the nine months ended September 30, 2000.

Noninterest Expense. Noninterest expense decreased $86,000, or 5.1%, for the nine months ended September 30, 2001 as compared to the same period one year earlier. Compensation and benefits and other operating expenses increased by a collective $43,000, while occupancy and equipment expense, legal and audit fees, franchise taxes and equity in loss of limited partnership declined by a collective $129,000 from period to period. The decrease in franchise taxes of $52,000 and the decrease in equity in loss of limited partnership

Next Page

of $49,000 represented the two largest changes in any individual expense categories from period to period. The decline in franchise taxes was related to decreased capital levels at the subsidiary level.

Federal Income Taxes. The provision for federal income taxes increased by $111,000 for the nine months ended September 30, 2001 as compared to the same period in 2000. The increase in the provision for federal income taxes was primarily due to an increase in pre-tax income of $295,000. The effective tax rate was 27.3% for the nine month period ended September 30, 2001 compared to 21.2% in the same period one year earlier.

Liquidity and Capital Resources

Our main source of funds are deposits, in addition to loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Federal regulations require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $4.1 million at September 30, 2001.

Our capital resources are used to meet ongoing funding commitments, including various types of deposit withdrawals, investments in securities, funding of existing and future loan commitments, the preservation of liquidity, and to pay operating expenses. At September 30, 2001 we had outstanding commitments to extend credit totaling $4.1 million, including $1.5 million of unused open-end consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of September 30, 2001, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 17.12%, 17.12% and 43.02%, respectively.

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
  the economic impact of the terrorist attacks on September 11, 2001 and the response of the United States to those attacks;

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

(a) No exhibits are filed herewith.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIRST NILES FINANCIAL, INC. Registrant

Date: November 13, 2001	By:	/s/ William L. Stepehns William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)

Date: November 13, 2001	By:	/s/ Thomas G. Maley Thomas G. Maley Controller (Principal Accounting Officer)

End.