Form 10KSB
period 2001-12-31
FIRST NILES FINANCIAL INC
filed 2002-03-29
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $6.2 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of March 14, 2002, was $16.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 14, 2002, there were issued and outstanding 1,514,968 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB -- Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001.
PART III of Form 10-KSB -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2002.

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

            The business and management of First Niles consists of the business and management of Home Federal. At December 31, 2001, we had $96.1 million of assets and stockholders' equity of $18.0 million (or 18.7% of total assets). Our common stock is traded on The Nasdaq SmallCap Market under the symbol "FNFI".

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

            Our market area has experienced a higher current unemployment rate than Ohio, but a lower rate than the United States. In December 2001, Trumbull County had an unemployment rate of 5.3%, compared to an unemployment rate of 4.8% in Ohio, and 5.8% in the United States. Unemployment has increased as the result of the closing of two manufacturing plants in our market area. Furthermore, the population of Niles has remained relatively stagnant for the last 10 years, and is expected to remain relatively constant for the foreseeable future.

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

Lending Activities

            General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make permanent and construction loans on multi-family and commercial properties, home equity lines of credit, and a limited number of other consumer and commercial business loans. Our mortgage loans carry either a fixed or an adjustable interest rate. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2001, our net loan portfolio totaled $39.5 million, which constituted 41.1% of our total assets.

            All loans that we originate are subject to ratification by the Board of Directors. Commercial real estate loans and multi-family loans are generally reviewed by the Board before we extend a lending commitment. Unless we are aware of factors that may lead to an environmental concern, we generally do not require any environmental study at the time a loan is

NEXT PAGE

made. If an environmental problem were discovered to exist after a loan has been originated and the loan has become delinquent, we may choose not to foreclose on the property if the potential environmental liability would render foreclosure imprudent.

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

            At December 31, 2001, the maximum amount we could have loaned to any one borrower and the borrower's related entities was approximately $2.3 million. At December 31, 2001, our largest lending relationship to a single borrower or group of related borrowers consisted of three purchased participation loans aggregating $2.3 million. These loans were secured by an apartment complex, a combination warehouse, office, and retail complex and a hotel currently under construction. Approximately $297,000 of this lending relationship was unfunded at December 31, 2001. This lending relationship was current and performing within its terms at December 31, 2001.

            Our second largest lending relationship at December 31, 2001 consisted of eleven loans totaling $1.9 million. Of the eleven loans, eight were for the construction or development of residential housing, including condominiums, while three loans were secured by apartment rental units and commercial office space. Approximately $408,000 of this lending relationship was unfunded at December 31, 2001.

            Our third largest lending relationship consisted of a purchased participation loan for $1.0 million, secured by a condominium complex under construction in the greater Columbus, Ohio area. Approximately $616,000 of this loan was unfunded at December 31, 2001.

            Our next largest lending relationship consisted of a purchased participation loan for $993,000 secured by a warehouse located in Columbus, Ohio.

            Our fifth largest lending relationship at December 31, 2001 totaled $975,000 and consisted of a purchased participation loan secured by two separate apartment complexes in Wooster, Ohio. Each of the foregoing loans was current and performing in accordance with its terms at December 31, 2001.

            We had eight other lending relationships which exceeded $400,000 at December 31, 2001. As of that date, all of these lending relationships were current and performing generally in accordance with their loan terms. One relationship, though performing in accordance with its loan terms at December 31, 2001, was placed on nonaccrual status (See "Asset Quality -- Non-Performing Assets").

            Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

NEXT PAGE

The dollar amounts and percentages were calculated before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2001		2000
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$26,587	63.41%	$25,615	68.71%
Commercial	5,993	14.29	6,339	17.01
Multi-family	1,417	3.38	1,673	4.48
Construction or development	5,417	12.92	2,344	6.29
Total real estate loans	39,414	94.00	35,971	96.49

Other Loans:
Consumer Loans:
Home equity line of credit	1,612	3.85	--	--
Other	568	1.35	718	1.92
Loans on Deposits	179	0.43	367.98
Total consumer loans	2,359	5.63	1,085	2.90
Commercial business loans	157	0.37	226.61
Total other loans	2,516	6.00	1,311	3.51
Total loans	41,930	100.00%	37,282	100.00%

Less:
Loans in process	1,705		920
Deferred fees and discounts	41		30
Allowance for losses	676		592
	2,422		1,542
Total loans receivable, net	$39,508		$35,740

NEXT PAGE

            The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2001		2000
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$18,345	43.75%	$15,971	42.84%
Commercial	895	2.13	330.89
Multi-family	75	0.18	57.15
Construction or development	2,041	4.87	1,055	2.83
Total real estate loans	21,356	50.93	17,413	46.71

Consumer	556	1.33	814	2.18
Commercial business	157	0.37	226.61
	713	1.70	1,040	2.79
Total fixed-rate loans	22,069	52.63	18,453	49.50
Adjustable-Rate Loans:
Real estate:
One- to four-family	8,242	19.66	9,644	25.87
Commercial	5,098	12.16	6,009	16.12
Multi-family	1,342	3.20	1,616	4.33
Construction or development	3,376	8.05	1,289	3.46
Total real estate loans	18,058	43.07	18,558	49.78
Consumer	1,803	4.30	271.72
Total adjustable-rate loans	19,861	47.37	18,829	50.50
Total loans	41,930	100.00%	37,282	100.00%

Less:
Loans in process	1,705		920
Deferred fees and discounts	41		30
Allowance for loan losses	676		592
	2,422		1,542
Total loans receivable, net	$39,508		$35,740

NEXT PAGE

The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios at December 31, 2001, before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Periods Ending December 31,
2002(1)	$ 95	8.25%	$ --	--%	$ 95	8.25%
2003 to 2006	1,806	7.14	97	8.29	1,903	7.20
After 2006	3,516	7.85	60	8.00	3,576	7.85
Totals	$5,417	7.62%	$ 157	8.18%	$5,574	7.67%
_________________________
(1) Includes demand loans, non-accrual loans, loans having no stated maturity and overdraft loans.

            The total amount of loans in the above table due after December 31, 2002 which have fixed interest rates is $3.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $1.9 million.

            One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by our marketing efforts, present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 2001, one- to four-family residential mortgage loans totaled $26.6 million, or 63.4% of our gross loan portfolio.

            Home Federal currently originates one- to four-family mortgage loans on either a fixed or adjustable basis, as consumer demand dictates. The pricing strategy for fixed-rate mortgage loans revolves around setting interest rates that are competitive with other local financial institutions. Adjustable-rate mortgage loans are generally offered with either one-year or three-year repricing periods. Due to their wide availability and market rate sensitivity, we generally use the one-year and three-year U.S. Treasury Security Constants plus a stated margin over such indices for pricing of adjustable-rate mortgage loans. During the year ended December 31, 2001, we originated $1.1 million of one- to four-family adjustable-rate mortgage loans and $6.6 million of one- to four-family, fixed-rate mortgage loans. We have not sold any mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis" in our Annual Report to Stockholders.

            Fixed-rate loans secured by one- to four-family residences have maximum maturities of 30 years, and are fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average

NEXT PAGE

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

            As mentioned above, we have primarily concentrated our lending activities on the origination of owner-occupied, one- to four-family residences. In recent years we have also focused our lending activities on loans secured by non-owner occupied, one-to four-family residences. Generally, these loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but typically are originated at higher rates and lower loan-to-value ratios than owner-occupied loans.

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

            Commercial and Multi-family Real Estate Lending. We are engaged in commercial and multi-family real estate lending. These loans are secured primarily by small retail establishments, small office buildings and other non-residential and multi-family residential properties located in our market area. We also purchase participation interests in loans originated by other financial institutions. At December 31, 2001, commercial real estate loans totaled $6.0 million or 14.3% of our gross loan portfolio and multi-family real estate loans totaled $1.4 million or 3.4% of our gross loan portfolio.

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

NEXT PAGE

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

            Construction and Development Lending. We originate residential construction loans to individuals as well as loans secured by building lots or raw land held for development. Presently, all of these loans are secured by property located within our market area. We also purchase participation interests in construction loans originated by other lenders. At December 31, 2001, we had $5.4 million in construction and development loans outstanding, representing 12.9% of our gross loan portfolio. At December 31, 2001, our largest construction lending relationship consisted of a participation interest secured by a condominium complex under construction in the greater Columbus, Ohio area. Our participation interest totaled $1.0 million, with approximately $616,000 unfunded at December 31, 2001. This loan was performing in accordance with its terms at December 31, 2001.

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

            Loans secured by building lots or raw land held for development are generally granted with terms of up to five years and are available at a fixed interest rate. Payments on loans secured by building lots are due monthly and amortized on a 20-year basis, resulting in a balloon payment at maturity. Payments on raw land held for development are due monthly, and are interest only. Loans secured by building lots or raw land for development are granted based on both the financial strength of the borrower and the value of the underlying property. At December 31, 2001, we had $390,000 of loans secured by building lots and raw land.

NEXT PAGE

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

            Other Lending. We also originate consumer loans and a nominal amount of commercial business loans. Our consumer loan portfolio consists of home equity lines of credit and other personal loans secured by first or second mortgages on residential real estate, and loans secured by deposits.

            The largest component of our consumer lending is home equity lines of credit, which we began offering during 2001. At December 31, 2001, our home equity line of credit portfolio totaled $1.6 million, or 3.9% of our gross loan portfolio. We are currently offering this product with a ten year draw period followed by a ten year repayment period. The minimum monthly payment during the draw period is interest only. The payments during the repayment period will fully amortize the outstanding debt after ten years. At December 31, 2001, we had $2.2 million of unused credit available under our home equity line of credit program.

            Our underwriting standards for home equity lines of credit generally include a determination of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, our underwriting process also includes an evaluation of the value of the security property in relation to the proposed line of credit. An individual home equity line of credit, along with any other debt secured by the subject property, may not exceed 89.9% of the appraised value of the property. The appraised value of the property is generally determined using county real estate tax appraisals.

            The personal loans are offered at fixed rates of interest with terms not exceeding ten years. At December 31, 2001 these personal loans totaled $568,000, while loans on deposits totaled $179,000.

            Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan

NEXT PAGE

collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

NEXT PAGE

            The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2001	2000
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$ 1,068	$ 1,118
- commercial	251	44
- multi-family	---	267
Non-real estate - consumer	2,126	---
Total adjustable-rate	3,445	1,429
Fixed rate:
Real estate - one- to four-family	6,574	3,227
- commercial	223	50
- multi-family	---	---
- land and development	106	---
Non-real estate - consumer	279	418
- commercial business	40	110
Total fixed-rate	7,222	3,805
Total loans originated	10,667	5,234

Purchases:
Real estate - one- to four-family	1,000	---
- commercial	500	1,000
- multi-family	1,000	---
- land and development	---	---
Total loans purchased	2,500	1,000
Mortgage-backed and related securities	2,999	---
Total purchased	5,499	1,000

Repayments:
Principal repayments	12,534	11,200
Total reductions	12,534	11,200
Increase (decrease) in other items, net	(164)	4
Net increase (decrease)	$ 3,468	$(4,962)

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

            Delinquent Loans. The following table sets forth our loan delinquencies by type, number, amount and percentage of type at December 31, 2001.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	16	$876	3.29%	10	$683	2.57%	26	$1,559	5.86%
Commercial	---	--	--	1	61	1.02	1	61	1.02
Multi-family	---	---	---	---	---	---	---	---	---
onstruction or development	---	--	---	1	95	1.75	1	95	1.75
Consumer	4	59	2.50	3	22	1.02	7	81	3.43
Commercial	1	8	5.10	---	---	---	1	8	5.10

Total	21	$943	2.25%	15	$861	2.05%	36	$1,804	4.30%

NEXT PAGE

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. For all years presented, we have had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

	December 31,
	2001	2000
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$ 92	$ 12
Commercial real estate	461	---
Construction or development	---	254
Land	95	---
Total	648	266

Accruing loans delinquent more than 90 days:
One- to four-family	673	251
Multi-family	---	---
Commercial real estate	61	251
Construction or development	---	---
Consumer	22	6
Commercial business	---	---
Total	756	508

Real Estate Owned	53	---
Total non-performing assets	$1,457	$774
Total as a percentage of gross loans receivable	3.47%	2.08%

            Except as discussed below, there were no nonperforming loans to any one borrower or group of related borrowers that exceeded either individually or in the aggregate $250,000.

            Included in the table above is a commercial real estate loan with an outstanding balance of $461,000 at December 31, 2001. This loan is secured by an individual commercial property and was originated in December 1994 for $582,000, with a loan-to-value ratio of approximately 78%. In February 2001, this loan was placed on non-accrual status. The loan was subsequently brought current and has been restructured. The loan is currently performing in accordance with its terms and management is continuing to monitor the loan.

            For the year ended December 31, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $45,000, none of which was included in interest income.

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

NEXT PAGE

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

            In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2001, we had classified $669,000 of our assets as substandard, which represents 3.7% of stockholders' equity and 0.7% of total assets. No assets were classified as doubtful or as loss.

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

            Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to our allowance will be the result of periodic loan, property and collateral reviews and thus, cannot be predicted in advance. At December 31, 2001, our total allowance for loan losses represented coverage of 48.1% of non-performing loans.

NEXT PAGE

See Notes A and C of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders.

            The following table sets forth an analysis of our allowance for loan losses.

	At and For the Years Ended December 31,
	2001	2000
	(In Thousands)

Balance at beginning of period	$592	$549

Charge-offs: One- to four-family	37	--
Total charge-offs	37	---

Recoveries:	1	13
Net (charge-offs) recoveries	(36)	13
Additions charged to operations	120	30
Balance at end of period	$676	$592

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.10%	(0.03)%

Ratio of net charge-offs (recoveries) during the period to average non-performing loans	2.91%	(1.61)%

            The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2001			2000
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$228	$26,587	63.41%	$ 99	$25,615	68.71%
Multi-family, commercial, real estate, construction or development	303	12,827	30.59	93	10,356	27.78
Consumer and commercial business	12	2,516	6.00	1	1,311	3.51
Unallocated	133	---	---	399	---	---
Total	$676	$41,930	100.00%	$592	$37,282	100.00%

NEXT PAGE

Investment Activities

            Home Federal must maintain sufficient levels of investments that qualify as liquid assets to meet the safety and soundness requirement under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

            President Stephens, Vice President Swift , Vice President Safarek and Compliance Officer Csontos have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loans.

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

            Our investment securities consist primarily of a mutual funds and U.S. agency securities. The mutual fund invest in assets that conform to the investments that a federally chartered savings institution is authorized to make directly. These funds offer professional management, easy access to funds, continuous reinvestment and relatively low historical price volatility. Currently, we are invested in one mutual fund.

            The U.S. agency securities consist of different callable securities, issued by either the Federal Home Loan Bank system, Fannie Mae or Freddie Mac. These securities have original

NEXT PAGE

maturities ranging from five to 15 years and original call periods ranging from three months to three years.

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

            Our policy is to purchase only collateralized mortgage obligations that are in the first or second repayment tranche (investment class) and are AAA rated. The expected life of our collateralized mortgage obligations is typically under five years at the time of purchase, although the contractual life may exceed 20 years. Premiums associated with collateralized mortgage obligations purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average lives of the collateralized mortgage obligations. The purpose of our collateralized mortgage obligation investment strategy is to: (i) assist in maintaining Home Federal's qualified thrift lender status (see "Regulation - Qualified Thrift Lender"); (ii) generate high cash flow so as to lessen liquidity and reinvestment risk; (iii) preserve asset quality; and (iv) generate additional interest income. At December 31, 2001, we held collateralized mortgage obligations totaling $9.8 million, all of which were secured by underlying collateral issued under government agency-sponsored programs. Most of our collateralized mortgage obligations and mortgage-backed securities are currently classified as held to maturity. We anticipate classifying as available for sale all new purchases of securities. At December 31, 2001, $3.8 million of our collateralized mortgage obligations qualified as high risk mortgage securities under Office of Thrift Supervision regulations. These securities qualified as high-risk mortgage-related securities because of the current low interest rate environment. The low rate environment increases the likelihood that the underlying mortgages will prepay, which causes the estimated life of the securities, and therefore their market value, to become uncertain. At the time of purchase none of these securities qualified as high risks.

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

            The following table sets forth the composition of our investment and mortgage-backed and related securities portfolio at the dates indicated. Our investment securities portfolio at December 31, 2001, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the U.S. Government or its agencies and excluding our mutual fund investments.

NEXT PAGE

	December 31,
	2001		2000
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Investment securities:
Mutual funds(1)	$ 5,123	13.75%	$11,261	46.84%
Freddie Mac stock	2,027	5.44	2,411	10.03
U.S. agency securities	29,095	78.07	9,990	41.55
Federal Home Loan Bank stock	1,005	2.70	366	1.52
Other	15	0.04	15	0.06
Total investment securities and Federal Home Loan Bank stock	$37,265	100.00%	$24,043	100.00%

Mortgage-backed and related securities:
Collateralized mortgage obligations	$ 9,768	83.59%	$12,919	100.14%
Freddie Mac	957	8.19	16	0.12
Federal National Mortgage Association	976	8.35	2	0.02
	11,701	100.13	12,937	100.28
Unamortized discounts, net	(15)	(0.13)	(36)	(0.28)
Total mortgage-backed and related securities	$11,686	100.00%	$12,901	100.00%

Other interest-earning investments:
Money market mutual fund	$3,015	59.35%	$ 34	1.15%
Interest-bearing deposits with banks	1,300	25.59	150	5.24
Federal funds sold	765	15.06	2,680	93.61
Total	$ 5,080	100.00%	$2,864	100.00%

___________________________
(1) Mutual funds invest primarily in obligations of the U.S. Government and its agencies.

NEXT PAGE

            The following table sets forth the contractual maturities of our U.S. agency and mortgage-backed and related securities at December 31, 2001.

	Due in							December 31, 2001 Balance Outstanding
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years
	(In Thousands)
U.S. agency securities	$ ---	$ --	$ ---	$ ---	$9,140	$19,955	$ ---	$29,095

Collateralized mortgage obligations	---	---	---	628	1,969	1,619	5,552	9,768

Freddie Mac	---	---	5	---	---	952	---	957

FNMA National Mortgage Association	---	---	---	---	---	976	---	976

Total	$ ---	$ ---	$ 5	$ 628	$11,109	$23,502	$5,552	$40,796

Weighted average yield	---%	---%	7.50%	6.00%	6.35%	6.44%	6.32%	6.39%

Sources of Funds

            General. Our sources of funds are deposits and borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and short-term investments, and funds provided from operations.

            Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW accounts and certificate of deposit accounts currently ranging in terms from 91 days to five years. We only solicit deposits from our market area and do not use brokers to obtain deposits. We primarily rely on competitive pricing policies, advertising and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates, and competition. Deposit balances increased during 2001.

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

NEXT PAGE

            The following table sets forth the deposit flows at Home Federal during the periods indicated.

	Years Ended December 31,
	2001	2000
	(Dollars in Thousands)

Opening balance	$52,194	$54,545
Deposits	47,264	39,053
Withdrawals	(44,336)	(43,304)
Interest credited	1,939	1,900

Ending balance	$57,061	$52,194

Net increase (decrease)	$ 4,867	$ (2,351)

Percent increase (decrease)	9.32%	(4.31)%

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	December 31,
	2001		2000
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:
Passbook and statement savings accounts (2.25%)(1)	$18,504	32.43%	$18,402	35.26%
NOW accounts (2.00%)(1)	3,966	6.95	2,799	5.36
Money market accounts (2.38%)(1)	3,029	5.31	3,060	5.86

Total non-certificates	25,499	44.69	24,261	46.48

Certificates:
2.01 - 4.00%	6,325	11.08	---	---
4.01 - 6.00%	22,301	39.08	22,382	42.88
6.01 - 8.00%	2,936	5.15	5,551	10.64

Total certificates	31,562	55.31	27,933	53.52
Total deposits	$ 57,061	100.00%	$52,194	100.00%
_________________________
(1) Interest rates stated apply to December 31, 2001.

NEXT PAGE

            The following table shows rate and maturity information for our certificates of deposit as of December 31, 2001.

	2.01- 4.00%	4.01- 6.00%	6.01- 7.00%	Total	Percent

Certificate accounts maturing in quarter ending:

March 31, 2002	$ ---	$7,083	$2,225	$9,308	29.49%
June 30, 2002	2,283	5,003	356	8,242	26.11
September 30, 2002	21	4,644	---	4,665	14.78
December 31, 2002	2,397	2,035	---	4,432	14.04
March 31, 2003	---	1,972	53	2,025	6.41
June 30, 2003	1,024	188	302	1,514	4.80
September 30, 2003	---	266	---	266	0.84
December 31, 2003	---	239	---	239	0.76
March 31, 2004	---	245	---	245	0.78
June 30, 2004	---	125	---	125	0.40
September 30, 2004	---	190	---	190	0.60
December 31, 2004	---	311	---	311	0.99
Thereafter	---	---	---	---	---

Total	$ 6,325	$22,301	$2,936	$31,562	100.00%

Percent of total	20.04%	70.66%	9.30%	100.00%

            The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2001.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to12 Months	Over 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$6,930	$5,222	$5,785	$4,791	$22,728

Certificates of deposit of $100,000 or more	2,378	3,020	3,312	124	8,834

Total certificates of deposit	$9,308	$8,242	$9,097	$4,915	$31,562

            Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread or when we desire additional capacity to fund loan demand. At December 31, 2001, we had borrowings totaling $19.5 million. The average balance of our borrowings during this period was $15.8. Our current borrowings consist of eleven different Federal Home Loan Bank advances. All eleven advances have a fixed interest rate initial term, followed by a period where the advance converts to a variable rate, at the option of the Federal Home Loan Bank. The fixed initial terms range from three months to five years. After the fixed interest rate period expire, each advance converts to a variable rate equivalent to the three-month London Interbank Offered Rate. All the advances have an initial maturity of 10 years. The advances can be prepaid without penalty at the time of conversion from a fixed to a variable rate, and quarterly thereafter. The

NEXT PAGE

weighted average interest rate of the above FHLB advance is 4.58% at December 31,2001. See Note H of the Notes to Consolidated Financial Statements.

Subsidiary and Other Activities

            As a federally chartered savings association, Home Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its total assets, or $1.9 million at December 31, 2001, in the stock of, or unsecured loans, to service corporation subsidiaries. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 2001, Home Federal had no subsidiaries.

            In 1996, we acquired a 17.5% interest in an Ohio limited partnership formed to construct multi-family housing units. Under the terms of the limited partnership agreement, we have made a total capital contribution to the partnership of $500,000 and are allocated tax losses and affordable housing federal income tax credits. See Note D of Notes to Consolidated Financial Statements.

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

            Our general permissible lending limit for loans-to-one-borrower is currently $2.3 million, which is equal to the greater of $500,000 or 15% of unimpaired capital and surplus. If the loans are fully secured by certain readily marketable collateral, our lending limit for loans-to-one-borrower can be increased to 25% of unimpaired capital and surplus. At December 31, 2001 our lending limit under this restriction was $3.8 million. We are in compliance with the loans-to-one-borrower limitation.

NEXT PAGE

            Regulatory Capital Requirements. All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital requirement. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. At December 31, 2001 we had tangible capital of $13.2 million, or 14.5% of adjusted total assets, which is approximately $11.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2001 we had core capital equal to $13.2 million, or 14.5% of adjusted total assets, which is $9.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

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

            On December 31, 2001 we had total risk-based capital of approximately $14.6 million, including $13.2 million in core capital and $1.4 million in qualifying supplementary capital, and risk-weighted assets of $41.7 million, or total capital of 35.0% of risk-weighted assets. This amount was $11.3 million above the 8% requirement in effect on that date.

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

NEXT PAGE

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

            Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2001 we met the test and have always met the test since it became effective.

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

NEXT PAGE

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

            If Home Federal fails the qualified thrift lender test, within one year First Niles must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.

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

            A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2001, the portion of our reserves subject to this treatment for tax purposes totaled approximately $2.5 million.

            We file federal income tax returns on a fiscal year basis using the accrual method of accounting. First Niles intends to file a consolidated federal income tax return with Home Federal for the year ended December 31, 2001.

NEXT PAGE

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

Executive Officers of First Niles

            William L. Stephens. Mr. Stephens, age 70, serves as Chairman of the Board, President and Chief Executive Officer of Home Federal and First Niles. He has served in such capacities for Home Federal since 1969 and for First Niles since its formation in October 1998.

            George J. Swift. Mr. Swift, age 79, is Vice President and Secretary of Home Federal and First Niles. He has served in such capacities with Home Federal since 1969 and for First Niles since its formation in October 1998.

            Lawrence Safarek. Mr. Safarek, age 52, currently serves as Vice President and Treasurer of Home Federal and First Niles. He has served in such capacities with Home Federal since 1995 and for First Niles since its formation in October 1998. Mr. Safarek has been employed with Home Federal in numerous other capacities since 1971.

NEXT PAGE

Employees

            At December 31, 2001, we had a total of 14 employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.   Description of Property

            We conduct our business through Home Federal's only office located in Niles, Ohio, which is owned by Home Federal. We believe that our current facilities are adequate to meet the present and foreseeable needs of Home Federal and First Niles. The total net book value of Home Federal's premises and equipment, including land, building and leasehold improvements and furniture, fixtures and equipment, at December 31, 2001 was $348,000. See Note E of Notes to Consolidated Financial Statements.

            We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by Home Federal at December 31, 2001 was $16,000.

Item 3.   Legal Proceedings

            From time to time First Niles is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, First Niles is not involved in any legal proceedings that are expected to have a material adverse impact on its consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of securityholders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2001.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

            Page 44 of First Niles' 2001 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

            Pages 4 to 14 of First Niles' 2001 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

NEXT PAGE

Item 7.  Financial Statements

            The following information appearing in First Niles 2001 Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

            With the exception of the aforementioned information, First Niles' Annual Report to Stockholders for the year ended December 31, 2001, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

            Information concerning Directors of First Niles is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

            To First Niles' knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 2001.

Item 10.  Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 13.  Exhibits and Reports on Form 8-K

            (a) Exhibits

            See Index to Exhibits

            (b) Reports on Form 8-K

            The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

NEXT PAGE

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC.
Date: March 29, 2002	By:	/s/ WILLIAM L. STEPHENS William L. Stephens Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ WILLIAM L. STEPHENS William L. Stephens, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Date: March 29, 2002
/s/ GEORGE J. SWIFT George J. Swift, Vice President and Secretary (Principal Financial and Operating Officer)	Date: March 29, 2002
/s/ P. JAMES KRAMER P. James Kramer, Director	Date: March 29, 2002
/s/ WILLIAM S. EDDY William S. Eddy, Director	Date: March 29, 2002
/s/ RALPH A. ZUZOLO, SR. Ralph A. Zuzolo, Sr., Director	Date: March 29, 2002
/s/ THOMAS G. MALEY Thomas G. Maley, Controller (Principal Accounting Officer)	Date: March 29, 2002
NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), are incorporated by reference.

4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens, George J. Swift and Lawrence Safarek filed as Exhibits 10.1, 10.2 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.

10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 000-24849), is incorporated herein by reference.
13	Annual Report to Stockholders
21	Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.
23	Consent of Accountants