Form 10QSB
period 2002-03-31
FIRST NILES FINANCIAL INC
filed 2002-05-14
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [   ]

Shares of common stock, par value $.01 per share, outstanding as of May 8, 2002: 1,511,740

       Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

Next Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents:
Noninterest bearing	$ 1,428	$ 1,167
Interest bearing	6,823	5,080
Total cash and equivalents	8,251	6,247

Securities available for sale - at market	37,836	39,080
Securities to be held to maturity - at cost	7,208	8,866
Loans receivable, net of allowance for loan losses at $706 and $676	39,608	39,508
Accrued interest receivable	687	735
Federal Home Loan Bank stock, at cost	1,016	1,005
Real estate investment, limited partnership - at equity	187	208
Prepaid expenses and other assets	178	108
Prepaid federal income taxes	-	2
Deferred federal income tax asset	197	-
Premises and equipment, at cost less accumulated depreciation	348	348
TOTAL ASSETS	$95,516	$96,107

LIABILITIES

Deposits	$57,364	$57,061
Accrued interest payable	158	173
Accounts payable and other liabilities	1,204	1,240
Federal Home Loan Bank advances	19,500	19,500
Federal income tax payable	44	-
Deferred federal income tax liability	-	167
TOTAL LIABILITIES	78,270	78,141

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued and outstanding	18	18
Paid in capital	6,797	6,797
Retained earnings	13,503	13,506
Net unrealized gains on securities available for sale	649	1,337

Common stock purchased by the Employee Stock Ownership Plan	(936)	(935)
Treasury stock - 240,443 shares and 238,343 shares	(2,785)	(2,757)
TOTAL SHAREHOLDERS' EQUITY	17,246	17,966

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$95,516	$96,107

SEE ACCOMPANYING NOTES

Next Page

CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Interest income:
Loans receivable:
First mortgage loans	$ 659	$ 690
Consumer and other loans	37	27
Mortgage-backed and related securities	156	202
Investments	554	402
Interest-bearing deposits	31	70
TOTAL INTEREST INCOME	1,437	1,391

Interest expense:
Deposits	469	539
Borrowings	220	107
TOTAL INTEREST EXPENSE	689	646

NET INTEREST INCOME	748	745

Provision for loan losses	30	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	718	715

Noninterest income:
Gain (loss) on sale of securities	(1)	63
Service fees and other	13	12
TOTAL NONINTEREST INCOME	12	75

Noninterest expense:
Equity in loss of limited partnership	22	9
General and administrative:
Compensation and benefits	283	544
Occupancy and equipment	23	19
Federal deposit insurance premiums	3	3
Legal and audit	44	31
Franchise taxes	46	59
Other operating expense	67	62
TOTAL NONINTEREST EXPENSE	488	727

INCOME BEFORE INCOME TAXES	242	63

Federal income taxes	65	5
NET INCOME	$ 177	$ 58

BASIC EARNINGS PER SHARE	$ .13	$ .04
DILUTED EARNINGS PER SHARE	$ .13	$ .04

SEE ACCOMPANYING NOTES

Next Page

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Net income	$ 177	$ 58
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(1,043)	80
Related income tax	(355)	27
	(688)	53

Reclassification adjustment:

Gain included in net income, net of income tax	---	(42)
Other comprehensive income (loss)	(688)	11

COMPREHENSIVE INCOME (LOSS)	$ (511)	$ 69

SEE ACCOMPANYING NOTES

Next Page

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 177	$ 58
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	(10)	(6)
Depreciation	8	7
Amortization of deferred loan fees and costs	(5)	(7)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	(5)	(6)
Recognition and Retention Plan shares	-	264
Gain on sale of securities	-	(63)
ESOP shares allocated	-	(1)
Equity in loss of limited partnership	22	9
Provision for loan losses	30	30
Federal Home Loan Bank stock dividends	(11)	(8)
	206	277
Net increase in accrued interest receivable, prepaid expenses and other assets	(21)	(382)
Net decrease in accrued interest, accounts payable and other liabilities	(6)	(12)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	179	(117)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	502	64
Purchase of FHLB stock	-	(284)
Purchase of securities available for sale	(3,471)	(6,000)
Proceeds from maturity of securities held to maturity	-	1,000
Proceeds from maturity of securities available for sale	3,017	1,000
Proceeds from principal payments on mortgage-backed and related securities	1,816	665
Net (increase) decrease in interest-bearing deposits with banks	(1,743)	(5,089)
Net decrease (increase) in loans	(125)	293
Additions to premises	(8)	(7)
NET CASH USED IN INVESTING ACTIVITIES	(12)	(8,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings accounts, MMDAs and NOW accounts	1,220	5
Net increase (decrease) in certificates of deposits	(918)	1,043
Purchase of Treasury shares	(28)	(162)
Cash dividends paid on common stock	(180)	(145)
Proceeds from FHLB advances	-	8,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	94	8,741

NET INCREASE IN CASH	261	266

CASH AT BEGINNING OF PERIOD	1,167	969
CASH AT END OF PERIOD	$1,428	$1,235

Cash paid during the period for:
Interest on deposits	$ 704	$ 612
Income taxes	$ 30	$ 125

SEE ACCOMPANYING NOTES

Next Page

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
March 31, 2002 and 2001 (Unaudited)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles Financial, Inc. ("First Niles") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the savings and loan industry.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Management believes that all normal recurring adjustments that are necessary for a fair presentation of interim period financial information have been reflected in these financial statements. The results of operations for the interim periods discussed herein are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and Notes included in the First Niles Financial, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At March 31, 2002 the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, however, did not result in a reduction from basic earnings per share, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three month periods ended March 31, 2002 and March 31, 2001 (income in thousands):

	Three Months Ended March 31,
	2002	2001

Net income	$ 177	$ 58
Earnings applicable to basic earnings per share	177	58
Average common shares	1,515,577	1,617,999
Less average unallocated ESOP shares	127,583	147,555
Average common shares outstanding - basic	1,387,994	1,470,444
Average common shares outstanding - diluted	1,401,782	1,470,444
Earnings per share - basic	$0.13	$0.04
diluted	$0.13	$0.04

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

Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one-to-four family residences. We also originate, to a lesser extent, loans secured by first mortgages on non-owner-occupied one-to-four family residences, permanent and construction commercial and multi-family real estate loans, and consumer loans. Excess funds are generally invested in investment securities and mortgage-backed and related securities. Additionally, we borrow funds from the FHLB and reinvest the proceeds in investment securities at favorable interest rate spreads.

The following discussion compares our consolidated financial condition at March 31, 2002 to December 31, 2001 and the results of operations for the three month period ended March 31, 2002 with the same period ended March 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Changes in Financial Condition from March 31, 2002 to December 31, 2001

Total assets decreased by $591,000, or 0.6%, to $95.5 million at March 31, 2002 from $96.1 million at December 31, 2001. This decrease was primarily reflected in a $2.9 million decrease in total securities, partially offset by a $2.0 million increase in cash and cash equivalents. The increase in cash and cash equivalents is expected to be temporary, at least until suitable investment alternatives arise.

The aforementioned decrease in assets was primarily related to a $719,000 decrease in shareholders' equity, partially offset by a $129,000 increase in total liabilities. Deposits increased $303,000 during this time period. The increase in deposits was comprised of a $1.2 million increase in savings accounts and NOW accounts, partially offset by a decline of $918,000 in certificates of deposit.

Next Page

Shareholders' equity at March 31, 2002 was $17.2 million, a $719,000, or 4.0% decrease from December 31, 2001. The decrease in shareholders' equity, was primarily the result of a $688,000 decrease in net unrealized gains on securities available for sale, the payment of $180,000 in common stock dividends, and a $28,000 increase in treasury stock. The company repurchased 2,100 of its shares during the period at an average price of $13.27. Book value per share was $11.39 at March 31, 2002, compared to $11.85 at December 31, 2001. The dividend paid during the quarter was equivalent to $0.13 per common share. At March 31, 2002 and December 31, 2001, there were 1,513,968 and 1,516,068 shares of common stock outstanding, respectively.

Nonperforming loans, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $1.1 million at March 31, 2002, or 1.1% of total assets, compared to $1.4 million, or 1.5% of total assets as of December 31, 2001. The allowance for loan losses was $706,000 at March 31, 2002, representing coverage of 66.8% of non-performing loans and 1.8% of net loans receivable. At December 31, 2001, the allowance for loan losses represented coverage of 48.1% of nonperforming loans and 1.7% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At March 31, 2002 we had $40,000 in foreclosed assets as compared to $53,000 at December 31, 2001.

Results of Operations for the Three-Month Period Ended March 31, 2002

General. Our results of operations depend primarily on our net interest income, which is determined by (i) the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, collateralized mortgage obligations, other investments and interest-bearing deposits in other institutions, and interest expense on interest-bearing liabilities, primarily deposits and borrowings, and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. The level of non-interest income, such as fees received from customer deposit account service charges and gains on sales of investments, and the level of non-interest expense, such as federal deposit insurance premiums, salaries and benefits, office occupancy costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

Net Income. For the three months ended March 31, 2002, First Niles recorded net income of $177,000. This net income resulted in an annualized return on average assets of 0.74% as compared to 0.29% in the same period one year ago. The annualized return on shareholders' equity for the three months ended March 31, 2002 was 3.94% compared to 1.24% for the three months ended March 31, 2001. Net income increased by $119,000, or 205.2%, for the three months ended March 31, 2002 as compared to the respective 2001 period. Earnings per share and diluted earnings per share for the three months ended March 31, 2002 was $0.13, compared to $0.04 for the same period in 2001. Shares awarded to officers, directors and employees as part of our Recognition and Retention Plan, as approved by shareholders, plus related payroll taxes resulted in an expense during the first quarter of 2001 of $280,000. There was no comparable expense during the current first quarter, and is the primary reason for the increases in net income, return on average assets and earnings per share in the current quarter as compared to the same quarter one year ago. This expense reduction was partly offset by a $63,000 decrease in noninterest income in the current quarter as compared to the same quarter one year prior.

Next Page

Net Interest Income. Net interest income increased by $3,000, or 0.4%, for the three month period ended March 31, 2002 as compared to the respective 2001 period. For the three months ended March 31, 2002 the interest rate spread was 2.46% as compared to 2.68% for the same period one year prior. The net interest margin for the current period was 3.18% as compared to 3.70% for the same period one year ago.

Two major factors lead to the contraction in net interest rate spread and net interest margin. First, rapidly declining interest market interest rates over the past year have impacted the asset side of the balance sheet to a greater extent than the liability side.

The interest rate on savings and NOW accounts, which comprised 46.6% of deposits and 34.8% of interest bearing liabilities at March 31, 2002, remained unchanged during the past year. The interest rate on these accounts was deliberately left unchanged by management as a strategy of maintaining and increasing our lowest cost source of funds. During the first quarter of 2002 these accounts grew by $1.2 million.

The second factor was an increase in borrowings from the FHLB and subsequent reinvestment into investment securities (leverage strategy) which was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 193 basis points as of March 31, 2002. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

For the three months ended March 31, 2002 total interest income increased by $46,000, or 3.3%, as compared to the same period in 2001. Specifically, interest income on interest bearing deposits, mortgage-backed and related securities and investments increased a collective $67,000 for the three month period ended March 31, 2002 as compared to the same period in 2001. A $21,000 decrease in interest on loans receivable for the three month period ended March 31, 2002 as compared to the same period in 2001 partially offset the aforementioned increase.

Total interest expense increased by $43,000, or 6.7%, as compared to the same period one year prior. This increase was primarily due to a $6.5 million increase in borrowings during the past year. Total interest on deposits decreased $70,000 period to period. The cost of funds for the quarter ended March 31, 2002 was 3.64%, a 63 basis point decrease from the same quarter one year ago. These decreases were generally attributable to the dramatic downward movement in market interest rates experienced during the respective time periods.

The increase in both net interest income and total interest income was primarily related to the increase in total interest earning assets funded by increased borrowings.

Next Page

The decrease in interest income on loans was generally related to the overall decline in market interest rates experienced over the past year.

Provision for Loan Losses. For the three months ended March 31, 2002 there was a $30,000 provision for loan losses, the same amount for the same period in 2001.

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

Noninterest Income. Noninterest income of $12,000 for the three months ended March 31, 2002 was $63,000 lower than during the same period in 2001. This decrease was essentially the result of a $63,000 decrease in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. Service fees and other income increased by $1,000 to $12,000 during the current quarter as compared to the same quarter in 2001.

Noninterest Expense. Noninterest expense decreased $239,000, or 32.9%, for the three months ended March 31, 2002 as compared to the same period in 2001. This decrease was primarily attributable to a $261,000 decline in compensation expense as explained in detail under "Net Income". Additionally, franchise taxes decreased by $13,000 in the first quarter of 2002 as compared to the same quarter one year ago. This decrease was related to reduced capital levels at the subsidiary level. These decreases were partially offset by a $13,000 increase in equity in loss of limited partnership and a $13,000 increase in legal and audit expense.

Federal Income Taxes. The provision for federal income taxes increased by $60,000 in the three months ended March 31, 2002 as compared to the same period in 2001, resulting in a tax provision of $65,000. The increase in the provision for federal income taxes as compared to the same period in 2001 was primarily due to a $179,000 increase in pre-tax income from period to period. The effective tax rate in the current three month period was 26.9%. For the respective three-month period, one year prior, the effective tax rate was 7.9%.

Next Page

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $8.2 million at March 31, 2002.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2002 we had outstanding commitments to extend credit totaling $4.2 million, including $2.1 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of March 31, 2002, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 14.59%, 14.59% and 34.65%, respectively.

Cautionary Forward-looking Statements

This document, including information incorporated by reference, contains, and filings by the Company on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements by the Company and management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

Next Page

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

*	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
*	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
*	inflation, interest rate, market and monetary luctuations;
*	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

*	the willingness of users to substitute competitors' products and services for our products and services;
*	our success in gaining regulatory approval of our products and services, when required;
*	the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
*	the impact of technological changes;
*	acquisitions;
*	changes in consumer spending and saving habits; and
*	our success at managing the risks involved in the foregoing.

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

Item 6. Exhibits and Reports on Form 8-K:

(a) The following exhibit is filed herewith:

See exhibit index

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant

Date: May 14, 2002	By:	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)

Date: May 14, 2002	By:	/s/ Thomas G. Maley Thomas G. Maley Controller (Principal Accounting Officer)

Next Page

INDEX TO EXHIBITS

Exhibit Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), are incorporated by reference.
4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens, George J. Swift and Lawrence Safarek filed as Exhibits 10.1, 10.2 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.
10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 000-24849), is incorporated herein by reference.
11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).

End