Form 10QSB
period 2002-06-30
FIRST NILES FINANCIAL INC
filed 2002-08-14
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

              Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]         No [    ]

              Shares of common stock, par value $.01 per share, outstanding as of July 31, 2002: 1,486,340

              Transitional Small business Disclosure Format (check one): Yes [   ]        No [X]

Next Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Cash and cash equivalents:
Noninterest bearing	$ 2,086	$ 1,167
Interest bearing	7,811	5,080
Total cash and equivalents	9,897	6,247

Securities available for sale - at market	38,692	39,080
Securities to be held to maturity - at cost	6,178	8,866
Loans receivable, net of allowance for loan losses of $738 and $676	40,118	39,508
Accrued interest receivable	717	735
Federal Home Loan Bank stock, at cost	1,028	1,005
Real estate investment, limited partnership - at equity	172	208
Prepaid expenses and other assets	133	108
Prepaid federal income taxes	-	2
Premises and equipment, at cost less accumulated depreciation	340	348

TOTAL ASSETS	$97,275	$96,107

LIABILITIES

Deposits	$57,786	$57,061
Accrued interest payable	146	173
Accounts payable and other liabilities	1,323	1,240
Federal Home Loan Bank advances	19,500	19,500
Federal income tax payable	13	-
Deferred federal income tax liability	306	167

TOTAL LIABILITIES	79,074	78,141

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized
500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized
6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,810	6,797
Retained earnings	13,560	13,506
Net unrealized gains on securities available for sale	1,649	1,337
Common stock purchased by the Employee Stock Ownership Plan	(935)	(935)
Treasury stock - 246,771 shares and 238,343 shares	(2,901)	(2,757)

TOTAL SHAREHOLDERS' EQUITY	18,201	17,966

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$97,275	$96,107
SEE ACCOMPANYING NOTES

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Interest income:
Loans receivable
First mortgage loans	$ 670	$ 665	$1,330	$1,355
Consumer and other loans	38	31	74	58
Mortgage-backed and related securities	139	181	296	383
Investments	576	547	1,130	949
Interest-bearing deposits	28	54	58	124
TOTAL INTEREST INCOME	1,451	1,478	2,888	2,869

Interest expense:
Deposits	436	551	904	1,090
Borrowings	222	181	443	288
TOTAL INTEREST EXPENSE	658	732	1,347	1,378

NET INTEREST INCOME	793	746	1,541	1,491

Provision for loan losses	24	30	54	60
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	769	716	1,487	1,431

Noninterest income:
Gain on sale of securities	38	59	37	122
Service fees and other income	12	8	25	20
TOTAL NONINTEREST INCOME	50	67	62	142

Noninterest expense:
Equity in loss of limited partnership	14	9	36	18
General and administrative:
Compensation and benefits	275	252	558	796
Occupancy and equipment	20	17	43	36
Federal deposit insurance premiums	2	3	5	6
Legal and audit	52	32	96	63
Franchise taxes	42	59	88	118
Other operating expense	80	75	147	137
TOTAL NONINTEREST EXPENSE	485	447	973	1,174

INCOME BEFORE INCOME TAXES	334	336	576	399

Federal income taxes	97	95	162	100
NET INCOME	$ 237	$ 241	$ 414	$ 299

EARNINGS PER SHARE	$0.17	$0.17	$0.30	$0.21
DILUTED EARNINGS PER SHARE	$0.17	$0.17	$0.29	$0.21
SEE ACCOMPANYING NOTES.

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001

Net income	$414	$299
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	513	(291)
Related income tax	(174)	99
	339	(192)
Reclassification adjustment:
Gain included in net income	(37)	(122)
Related income tax	12	41
	(25)	(81)
Other comprehensive income	314	(273)
COMPREHENSIVE INCOME	$728	$26

SEE ACCOMPANYING NOTES.

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ 414	$ 299
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(21)	(25)
Depreciation	16	14
Amortization of deferred loan fees and costs	(4)	(7)
Amortization of discounts and premiums on investments and
mortgage-backed and related securities	(8)	(12)
Recognition and Retention Plan shares	-	264
Gain on sale of securities	(38)	(123)
ESOP shares allocated	-	(1)
Equity in loss of limited partnership	36	19
Provision for loan losses	54	60
Federal Home Loan Bank stock dividends	(23)	(22)
	426	466

Net increase in accrued interest receivable, prepaid expenses
and other assets	(6)	(429)
Net increase in accrued interest, accounts payable and
other liabilities	73	112
NET CASH PROVIDED BY
OPERATING ACTIVITIES	493	149

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	2,065	2,156
Purchase of FHLB stock	-	(526)
Purchase of securities available for sale	(7,470)	(19,988)
Proceeds from maturity of securities available for sale	6,153	2,000
Proceeds from principal payments on mortgage-backed
and related securities	2,847	2,813
Net (increase) decrease in interest-bearing deposits with banks	(2,731)	194
Net increase in loans	(660)	(1,076)
Additions to premises and equipment	(8)	(11)
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	196	(14,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings accounts, MMDAs and NOW accounts	1,760	409
Net increase (decrease) in certificates of deposits	(1,035)	1,506
Purchase of treasury shares	(245)	(520)
Cash dividends paid on common stock	(360)	(319)
Proceeds from FHLB Advances	-	13,000
Common stock options exercised	110	-
NET CASH PROVIDED BY
FINANCING ACTIVITIES	230	14,076
NET INCREASE (DECREASE) IN CASH	919	(213)

CASH AT BEGINNING OF PERIOD	1,167	969

CASH AT END OF PERIOD	$2,086	$756

Cash paid during the period for:
Interest	$1,373	$1,405
Income taxes	$165	$125

SEE ACCOMPANYING NOTES

Next Page

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
June 30, 2002 and 2001 (Unaudited)

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. For the quarter ended June 30, 2002 the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, however, did not result in a reduction from basic earnings per share, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three month and six month periods ended June 30, 2002 and June 30, 2001 (income in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2002	2001	2002	2001

	Net income	$237	$241	$414	$299
	Earnings applicable to basic earnings per share	237	241	414	299
	Average common shares	1,512,568	1,581,967	1,514,422	1,601,970
	Less average unallocated ESOP shares	122,752	142,504	125,155	145,016
	Average common shares outstanding - basic	1,389,816	1,439,464	1,389,267	1,456,954
	Average common shares outstanding - diluted	1,411,107	1,439,464	1,406,328	1,456,954
Earnings per share	- basic	$0.17	$0.17	$0.30	$0.21
	- diluted	$0.17	$0.17	$0.29	$0.21

Next Page

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion compares our consolidated financial condition at June 30, 2002 to December 31, 2001 and the results of operations for the three month and six month periods ended June 30, 2002 with the same periods ended June 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Changes in Financial Condition from June 30, 2002 to December 31, 2001

Total assets increased by $1.2 million, or 1.2%, to $97.3 million at June 30, 2002 from $96.1 million at December 31, 2001. This increase was primarily reflected in a $3.7 million increase in cash and cash equivalents and a $610,000 increase in net loans receivable, partially offset by a $3.1 million decrease in total securities. The increase in cash and cash equivalents is expected to be temporary, at least until suitable investment alternatives arise.

The aforementioned increase in assets was primarily related to a $235,000 increase in shareholders' equity and a $933,000 increase in total liabilities. Deposits increased $725,000 during this time period. The increase in deposits was comprised of a $1.8 million increase in savings accounts and NOW accounts, partially offset by a decline of $1.0 million in certificates of deposit. The increase in deposits during the period is primarily attributable to Management's decision to maintain interest rates paid on deposits at slightly higher levels than rates paid by our competitors in our market area. This strategy has allowed us to gain market share in a low interest rate environment.

Shareholders' equity at June 30, 2002 was $18.2 million, a $235,000, or 1.3% increase from December 31, 2001. The increase in shareholders' equity was primarily the result of a $312,000 increase in net unrealized gains on securities available for sale, partially offset by a $135,000 increase in treasury stock. The company repurchased 17,200 of its shares during the six month period ended June 30, 2002 at an average price of $14.26. This repurchase was partially offset by the exercise of options to purchase 8,772 shares of the Company's common stock, resulting in a net change in treasury stock of 8,428 shares.

The repurchase of the aforementioned shares completed the 5.0% share repurchase program originally authorized in June 2001. During July, 2002, the Company's Board of Directors authorized another

Next Page

twelve-month share repurchase program, up to a maximum of 5.0%, or 75,382 shares, of the total outstanding shares of the Company.

Book value per common share was $12.07 at June 30, 2002, compared to $11.85 at December 31, 2001. The dividend paid during each the first two quarters was equivalent to $0.13 per common share. At June 30, 2002 and December 31, 2001, there were 1,507,640 and 1,516,068 shares of common stock outstanding, respectively.

Nonperforming loans, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $1.0 million at June 30, 2002, or 1.1% of total assets, compared to $1.4 million, or 1.5% of total assets as of December 31, 2001. The allowance for loan losses was $738,000 at June 30, 2002, representing coverage of 70.4% of non-performing loans and 1.8% of net loans receivable. At December 31, 2001, the allowance for loan losses represented coverage of 48.1% of nonperforming loans and 1.7% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At June 30, 2002 we had no foreclosed assets as compared to $53,000 at December 31, 2001.

Results of Operations for the Three-Month Period Ended June 30, 2002 Compared To
June 30, 2001

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

Net Income. For the three months ended June 30, 2002, First Niles recorded net income of $237,000. This net income resulted in an annualized return on average assets of 0.99% as compared to 1.08% for the same period one year ago. The annualized return on shareholders' equity for the three months ended June 30, 2002 was 5.47% compared to 5.19% for the three months ended June 30, 2001. Net income decreased by $4,000, or 1.7%, for the three months ended June 30, 2002 as compared to the respective 2001 period. Earnings per share and diluted earnings per share for the three months ended June 30, 2002 was $0.17, unchanged from the same three month period in 2001.

Net Interest Income. Net interest income increased by $47,000, or 6.3%, for the three month period ended June 30, 2002 as compared to the respective 2001 period. For the three months ended June 30, 2002 the interest rate spread was 2.79% as compared to 2.51% for the same period one year prior. The net interest margin for the current period was 3.40%, unchanged from the same period one year ago.

For the three months ended June 30, 2002 total interest income decreased by $27,000, or 1.8%, as compared to the same period in 2001. Specifically, interest income on interest bearing deposits and mortgage-backed and related securities decreased a collective $68,000 for the three month period ended June 30, 2002 as compared to the same period in 2001. A $41,000 collective increase in interest on loans receivable and investments for the three month period ended June 30, 2002 as compared to the same period in 2001 partially offset the aforementioned decrease.

Next Page

Total interest expense decreased by $74,000, or 10.1%, as compared to the same period one year prior. Total interest on deposits decreased $115,000 from period to period. The cost of funds for the quarter ended June 30, 2002 was 3.43%, an 81 basis point decrease from the same quarter one year ago.

These decreases affecting both the asset and liability sides of the balance sheet as described above were generally attributable to the dramatic downward movement in market interest rates experienced during the respective time periods. The decrease in total interest income was partially offset by increased loan and investment balances.

The cost of funds would have decreased further if not for the Company's borrowings from the FHLB. The cost of these borrowings were 4.58% at June 30, 2002, unchanged from June 30, 2001. These borrowings were obtained for subsequent reinvestment into investment securities (leverage strategy). The resulting net interest rate spread and net interest margin on this leveraged strategy is generally lower than the same measures derived from core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 190 basis points as of June 30, 2002. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

Provision for Loan Losses. For the three months ended June 30, 2002 the provision for loan losses was $24,000, $6,000 less than for the same period in 2001. This decline is generally attributable to an improvement in the overall asset quality of our loan portfolio. Additionally, the Company had an $8,000 recovery that increased the allowance for loan losses during the quarter. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income of $50,000 for the three months ended June 30, 2002 was $17,000 lower than during the same period in 2001. This decrease was essentially the result of a $21,000 decrease in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. Service fees and other income increased by $4,000 to $12,000 during the current quarter as compared to the same quarter in 2001.

Noninterest Expense. Noninterest expense increased $38,000, or 8.5%, for the three months ended June 30, 2002 as compared to the same period in 2001. This increase was primarily attributable to a $23,000 increase in compensation expense generally related to increased Employee Stock Ownership Plan costs and higher health insurance premiums. Additionally, legal and audit expenses were $20,000 higher in the current quarter as compared to the same quarter one year ago.

Next Page

Federal Income Taxes. The provision for federal income taxes increased by $2,000 in the three months ended June 30, 2002 as compared to the same period in 2001, resulting in a tax provision of $97,000. The effective tax rate in the current three month period was 29.0%. For the respective three-month period, one year prior, the effective tax rate was 28.3%.
The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Results of Operations for the Six-Month Periods Ended June 30, 2002 Compared to
June 30, 2001

Net Income. First Niles recorded net income of $414,000 for the six months ended June 30, 2002. This net income resulted in an annualized return on average assets for the six-month period of 0.86%, compared to 0.70% for the same period one year ago, and an annualized return on average shareholders' equity of 4.70%, as compared to 3.20% for the same period one year ago. Net income increased by $115,000, or 38.5% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in net income was primarily comprised of a $50,000 increase in net interest income, a $201,000 decrease in noninterest expense and a $6,000 decrease in the provision for loan losses partially offset by a $80,000 decrease in noninterest income and a $62,000 increase in federal income tax expense. Earnings per share, on a basic and diluted basis, for the six months ended June 30, 2002 was $0.30 and $0.29, respectively, as compared to $0.21 for the same six month period in 2001.

Net Interest Income. Net interest income increased by $50,000, or 3.4% for the six months ended June 30, 2002 as compared to the respective 2001 period. For the six months ended June 30, 2002 total interest income increased by $19,000 and total interest expense decreased by $31,000 as compared to the same period in 2001. For the six months ended June 30, 2002, the interest rate spread was 2.63% as compared to 2.60% for the six months ended June 30, 2001. For the six months ended June 30, 2002, the net interest margin was 3.29% as compared to 3.55% for the six months ended June 30, 2001. For the six months ended June 30, 2002, the yield on interest earning assets was 6.16% as compared to 6.85% for the six months ended June 30, 2001, a decline of 69 basis points. The overall cost of funds was 3.53% for the six months ended June 30, 2002 as compared to 4.25% for the same period in 2001, a decline of 72 basis points. A significant decrease in market interest rates was the primary reason for the decline in the yield on interest earning assets as well as the decline in our overall cost of funds.

Provision for Loan Losses. The provision for loan losses in the six months ended June 30, 2002 was $54,000, compared to $60,000 in the six months ended June 30, 2001.

Noninterest Income. Noninterest income totaled $62,000 for the six months ended June 30, 2002 as compared to $142,000 during the same period in 2001. Most of this decrease was attributable to an $85,000 decline in gain on sale of investment securities in the current period as compared to the prior comparative period. Gain on sale of investment securities was $37,000 for the six months ended June 30, 2002 as compared to $122,000 for the six months ended June 30, 2001. The sale of 500 and 2,000 shares of Freddie Mac stock accounted for most of the gain on sale of investments recorded in each of the respective six month periods discussed. Service fees and other income increased to $25,000 during the six months ended June 30, 2002 as compared to $20,000 for the six months ended June 30, 2001.

Noninterest Expense. Noninterest expense decreased $201,000, or 17.1%, for the six months ended June 30, 2002 as compared to the same period one year earlier. Compensation and benefits, franchise taxes and federal deposit insurance premiums decreased by $238,000, $30,000 and $1,000, respectively. Occupancy and equipment expense, legal and audit fees, equity in loss of limited partnership and other operating expenses increased by a collective $68,000 from period to period. The decrease in compensation was primarily related to a $280,000 expense incurred during the first quarter of 2001 in

Next Page

conjunction with shares awarded to officers, directors and employees as part of the Company's Recognition and Retention Plan, as approved by shareholders. There was no comparable expense during the current period. The decrease in franchise taxes was attributable to decreased capital levels at the subsidiary level.

Federal Income Taxes. The provision for federal income taxes increased by $62,000 for the six months ended June 30, 2002 as compared to the same period in 2001. The increase in the provision for federal income taxes was primarily due to an increase in pre-tax income of $177,000. The effective tax rate was 28.1% for the six month period ended June 30, 2002 compared to 25.1% in the same period one year earlier. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $9.9 million at June 30, 2002.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2002 we had outstanding commitments to extend credit totaling $4.9 million, including $2.6 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of June 30, 2002, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 14.80%, 14.80% and 36.48%, respectively.

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

Next Page

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

The annual meeting of shareholders of First Niles was held on April 17, 2002 at our office in Niles, Ohio. At that meeting the shareholders were asked to vote upon (i) the election of Director William S. Eddy, and (ii) the appointment of Anness, Gerlach & Williams as independent accountants for the fiscal year ending December 31, 2002. The voting on such matters was as follows:
Director Election:
		Votes For	Votes Withheld
	Director Eddy	1,377,907	--

Directors not subject to election at the annual meeting and continuing in office are William L. Stephens, George J. Swift, Paul J. Kramer and Ralph J. Zuzolo, Sr.

Independent Auditor Ratification:
		Votes For	Votes Withheld	Abstentions
	Anness, Gerlach & Williams	1,368,923	1,554	24,214

Item 5.	Other Information:

There are no matters required to be reported under this item.

Item 6.	Exhibits and Reports on Form 8-K:

	(a)	The following exhibit is filed herewith:
See Exhibit Index.
	(b)	Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

Next Page

SIGNATURES

              In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant

Date:	August 12, 2002	By:	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)

Date:	August 12, 2002	By:	/s/ Thomas G. Maley Thomas G. Maley Controller (Principal Accounting Officer)

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of First Niles Financial, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated:	August 12, 2002	/s/ William L. Stevens William L. Stevens Chief Executive Officer

Dated:	August 12, 2002	/s/ George J. Swift George J. Swift Vice President and Secretary (Principal Financial and Operating Officer)

End.