Form 10QSB
period 2002-09-30
FIRST NILES FINANCIAL INC
filed 2002-11-14
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

            Shares of common stock, par value $.01 per share, outstanding as of November 1, 2002: 1,468,870

            Transitional Small business Disclosure Format (check one): Yes      No

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS	(Unaudited)
Cash and cash equivalents:
Noninterest bearing	$ 2,054	$ 1,167
Interest bearing	3,897	5,080
Total cash and equivalents	5,951	6,247
Securities available for sale - at market	44,503	39,080
Securities to be held to maturity - at cost	4,981	8,866
Loans receivable, net of allowance for loan losses of $750 and $676	40,118	39,508
Accrued interest receivable	732	735
Federal Home Loan Bank stock, at cost	1,041	1,005
Real estate investment, limited partnership - at equity	163	208
Prepaid expenses and other assets	96	108
Prepaid federal income taxes	-	2
Premises and equipment, at cost less accumulated depreciation	342	348
TOTAL ASSETS	$97,927	$96,107
LIABILITIES
Deposits	$59,188	$57,061
Accrued interest payable	141	173
Accounts payable and other liabilities	1,338	1,240
Federal Home Loan Bank advances	19,500	19,500
Federal income tax payable	16	-
Deferred federal income tax liability	177	167
TOTAL LIABILITIES	80,360	78,141
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,810	6,797
Retained earnings	13,682	13,506
Net unrealized gains on securities available for sale	1,411	1,337
Common stock purchased by the Employee Stock Ownership Plan	(935)	(935)
Treasury stock - 281,341 shares and 238,343 shares	(3,419)	(2,757)
TOTAL SHAREHOLDERS' EQUITY	17,567	17,966
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$97,927	$96,107

SEE ACCOMPANYING NOTES

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except per share data)
Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Interest income:
Loans receivable
First mortgage loans	$668	$683	$1,998	$2,038
Consumer and other loans	41	37	115	95
Mortgage-backed and related securities	133	177	429	560
Investments	573	586	1,702	1,535
Interest-bearing deposits	33	47	92	171
TOTAL INTEREST INCOME	1,448	1,530	4,336	4,399
Interest expense:
Deposits	415	544	1,319	1,633
Borrowings	225	216	668	505
TOTAL INTEREST EXPENSE	640	760	1,987	2,138
NET INTEREST INCOME	808	770	2,349	2,261
Provision for loan losses	12	30	66	90
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	796	740	2,283	2,171
Noninterest income:
Gain on sale of securities	74	75	112	198
Service fees and other income	14	8	38	27
TOTAL NONINTEREST INCOME	88	83	150	225
Noninterest expense:
Equity in loss of limited partnership	10	9	46	28
General and administrative:
Compensation and benefits	276	257	833	1,053
Occupancy and equipment	22	19	65	55
Federal deposit insurance premiums	2	2	7	7
Legal and audit	39	18	135	80
Franchise taxes	41	59	129	177
Other operating expense	68	62	216	200
TOTAL NONINTEREST EXPENSE	458	426	1,431	1,600
INCOME BEFORE INCOME TAXES	426	397	1,002	796
Federal income taxes	130	117	292	217
NET INCOME	$ 296	$ 280	$ 710	$ 579
EARNINGS PER SHARE	$ 0.22	$ 0.19	$ 0.51	$ 0.40
DILUTED EARNINGS PER SHARE	$ 0.21	$ 0.19	$ 0.51	$ 0.40

SEE ACCOMPANYING NOTES.

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Nine Months Ended	September 30,
	2002	2001
Net income	$ 710	$ 579
Other comprehensive income:
Unrealized gains on securities:
Unrealized gains arising for period	391	843
Related income tax	133	287
	258	556
Reclassification adjustment:
Gain included in net income	(277)	(197)
Related income tax	94	67
	(183)	(130)
Other comprehensive income	75	426
COMPREHENSIVE INCOME	$ 785	$1,005

SEE ACCOMPANYING NOTES.

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

\
	Nine Months Ended	September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 710	$ 579
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(29)	(31)
Depreciation	25	22
Amortization of deferred loan fees and costs	(5)	(10)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	(23)	(17)
Recognition and Retention Plan shares	-	264
Gain on sale of securities	(112)	(197)
ESOP shares allocated	-	(1)
Equity in loss of limited partnership	46	28
Provision for loan losses	66	90
Federal Home Loan Bank stock dividends	(35)	(39)
	643	688
Net increase (decrease) in accrued interest receivable, prepaid expenses and other assets	15	(509)
Net increase in accrued interest, accounts payable and other liabilities	87	25
NET CASH PROVIDED BY OPERATING ACTIVITIES	745	204
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	5,757	5,995
Purchase of FHLB stock	-	(587)
Purchase of securities available for sale	(17,987)	(28,972)
Proceeds from maturity of securities available for sale	7,047	6,000
Proceeds from principal payments on mortgage-backed and related securities	3,895	3,873
Net (increase) decrease in interest-bearing deposits with banks	1,182	(370)
Net increase in loans	(671)	(2,161)
Additions to premises and equipment	(19)	(20)
NET CASH USED IN INVESTING ACTIVITIES	(796)	(16,242)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings accounts, MMDAs and NOW accounts	2,159	576
Net increase (decrease) in certificates of deposit	(32)	2,487
Purchase of treasury shares	(764)	(1,155)
Cash dividends paid on common stock	(535)	(485)
Proceeds from FHLB Advances	-	14,500
Common stock options exercised	110	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	938	15,923
NET INCREASE (DECREASE) IN CASH	887	(115)
CASH AT BEGINNING OF PERIOD	1,167	969
CASH AT END OF PERIOD	$2,054	$854
Cash paid during the period for:
Interest	$2,019	$2,163
Income taxes	$ 299	$ 209

SEE ACCOMPANYING NOTES

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
September 30, 2002 and 2001 (Unaudited)

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At September 30, 2002 the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, however, did not result in a reduction from basic earnings per share, as rounded to the nearest whole cent for the nine month period ended September 30, 2002, but did result in a reduction for the three month period ended September 30, 2002.

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
September 30, 2002 and 2001 (Unaudited)

The following table sets forth the computation of earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2002 and September 30, 2001 (income in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
BASIC
Net income	$ 296	$ 280	$ 710	$ 579
Earnings applicable to basic earnings per share	$ 296	$ 280	$ 710	$ 579
Average common shares	1,478,590	1,560,815	1,504,193	1,588,101
Less average unallocated ESOP shares	117,939	137,471	122,723	42,473
Average common shares outstanding - basic	1,360,652	1,423,344	1,381,470	1,445,628
Average common shares outstanding - diluted	1,385,606	1,423,344	1,404,048	1,445,628
Earnings per share - basic	$0.22	$0.19	$0.51	$0.40
diluted	$0.21	$0.19	$0.51	$0.40

NEXT PAGE

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one-to-four family residences. We also originate, to a lesser extent, loans secured by first mortgages on non-owner-occupied one-to-four family residences, permanent and construction commercial and multi-family real estate loans, and consumer loans, including home equity lines of credit. Excess funds are generally invested in investment securities and mortgage-backed and related securities. Additionally, we borrow funds from the FHLB and reinvest the proceeds in investment securities at favorable interest rate spreads.

The following discussion compares our consolidated financial condition at September 30, 2002 to December 31, 2001 and the results of operations for the three month and nine month periods ended September 30, 2002 with the same periods ended September 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets increased by $1.8 million, or 1.9%, to $97.9 million at September 30, 2002 from $96.1 million at December 31, 2001. This increase was primarily reflected in a $1.5 million increase in total securities and a $610,000 increase in net loans receivable, partially offset by a $296,000 decrease in cash and cash equivalents.

The aforementioned increase in assets was funded by a $2.1 million increase in total deposits. The increase in deposits was comprised of a $2.2 million increase in savings accounts and NOW accounts, partially offset by a decline of $32,000 in certificates of deposit.

Shareholders' equity at September 30, 2002 was $17.6 million, a $399,000, or 2.2% decrease from December 31, 2001. The decrease in shareholders' equity, was primarily the result of a the repurchase of $764,000 in common stock and the payment of $535,000 in common stock dividends, partially offset by $710,000 in net income, $110,000 received

NEXT PAGE

from the exercise of options on common stock and a $75,000 increase in net unrealized gains on securities available for sale. The Company repurchased 51,770 of its shares during the nine month period at an average price of $14.73. This repurchase was partially offset by the exercise of options to purchase 8,772 shares of the Company's common stock, resulting in a net change in treasury stock of 42,998 shares. The dividend paid during each of the first three quarters of 2002 was equivalent to $0.13 per common share.

Book value per share was $11.93 at September 30, 2002, compared to $11.85 at December 31, 2001. At September 30, 2002 and December 31, 2001, there were 1,473,070 and 1,516,068 shares of common stock outstanding, respectively.

Nonperforming loans, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $1.2 million at September 30, 2002, or 1.2% of total assets, compared to $1.4 million, or 1.5% of total assets as of December 31, 2001. The allowance for loan losses was $750,000 at September 30, 2002, representing coverage of 62.7% of non-performing loans and 1.9% of net loans receivable. At December 31, 2001, the allowance for loan losses represented coverage of 48.1% of nonperforming loans and 1.7% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At September 30, 2002 we had no foreclosed assets as compared to $53,000 at December 31, 2001.

Results of Operations for the Three-Month Period Ended September 30, 2002 as Compared to September 30, 2001

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

Net Income.  For the three months ended September 30, 2002, First Niles recorded net income of $296,000, an increase of $16,000, or 5.7% as compared to the same period in 2001. This net income resulted in an annualized return on average assets of 1.21% as compared to 1.20% in the same period one year ago. The annualized return on shareholders' equity for the three months ended September 30, 2002 was 6.59% compared to 6.15% for the three months ended September 30, 2001. Earnings per share and diluted earnings per share for the three months ended September 30, 2002 was $0.22 and $0.21,

NEXT PAGE

respectively. Earnings per share and diluted earnings per share for the comparative period in 2001 was $0.19. The increase in net income in the current three month period as compared to the same period in 2001 was primarily attributable to an increase in net interest income and a lower provision for loan losses. A favorable interest rate environment was the primary reason for the increase in net interest income. A decrease in average common shares outstanding of 62,692, or 4.4%, in the current as compared to previous comparative period also contributed to the increase in earnings per share. On a fully diluted basis, the average common shares outstanding decreased 37,738, or 2.7% in regard to the comparative time periods. The decrease in average common shares, including on a fully diluted basis, was primarily attributable to the Company's repurchase of common shares in the open market.

Net Interest Income. Net interest income increased by $38,000, or 4.9%, for the three month period ended September 30, 2002 as compared to the respective 2001 period. For the three months ended September 30, 2002 the interest rate spread was 2.81% as compared to 2.55% for the same period one year prior. The major factor leading to the expansion in net interest rate spread over the past year was steadily declining market interest rates, which effected the liability side of our balance sheet to a greater extent than the asset side. The net interest margin for the current period was 3.37% as compared to 3.36% for the same period one year ago.

For the three months ended September 30, 2002, total interest income decreased by $82,000, or 5.4%, as compared to the same period in 2001. Specifically, interest income on interest bearing deposits, mortgage-backed and related securities and investments decreased a collective $71,000 for the three month period ended September 30, 2002 as compared to the same period in 2001. Interest income on first mortgage loans decreased $15,000 in the three month periods being compared. The aforementioned decline in interest income in all categories mentioned was primarily due to the decline in market interest rates experienced on a comparative period basis. The only category experiencing an increase in interest income was consumer and other loans, which increased $4,000, primarily due to modestly higher average balances.

Total interest expense decreased by $120,000, or 15.8%, as compared to the same period one year prior. This decrease was primarily due to steadily declining market interest rates. Total interest on deposits decreased $129,000 on a period to period basis. The cost of funds for the quarter ended September 30, 2002 was 3.25%, an 87 basis point decrease from the 4.12% experienced during the same quarter one year ago. A significant drop in the average interest rate paid on certificates of deposit was the primary contributor to the decline in the cost of funds on a period to period basis. Certificates of deposits had an average weighted cost of 3.54% for the three months ended September 30, 2002 as compared to 5.17% at September 30, 2001, a decline of 163 basis points.

Provision for Loan Losses. For the three months ended September 30, 2002 there was a $12,000 provision for loan losses, $18,000 less than for the same period in 2001. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated

NEXT PAGE

losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income of $88,000 for the three months ended September 30, 2002 was $5,000 higher than during the same period in 2001. This increase was primarily the result of a $6,000 increase in service fees and other income. The increase in service fees and other income was primarily attributable to a $5,000 premium received for writing covered call options on shares of Freddie Mac stock that we own.

Noninterest Expense. Noninterest expense increased $32,000, or 7.5%, for the three months ended September 30, 2002 as compared to the same period in 2001. This increase was primarily attributable to a $19,000 increase in compensation expense and a $21,000 increase in legal and audit fees. The increase in compensation expense was primarily attributable to higher Employee Stock Ownership Plan costs and higher health insurance premiums. These increases were partially offset by an $18,000 decrease in franchise taxes as compared to the same quarter one year ago. This decrease was related to reduced capital levels at the subsidiary level.

Federal Income Taxes. The provision for federal income taxes increased by $13,000 in the three months ended September 30, 2002 as compared to the same period in 2001, resulting in a tax provision of $130,000. The increase in the provision for federal income taxes as compared to the same period in 2001 was primarily due to a $29,000 increase in pre-tax income from period to period. The effective tax rate in the current three month period was 30.5%. For the respective three-month period, one year prior, the effective tax rate was 29.5%. The above effective tax rates differ from the statutory rate of 34% primarily due to tax credits arising from our ownership interest in a low income housing project. The tax credits from this program are expected to be available through 2006.

NEXT PAGE

Results of Operations for the Nine-Month Periods Ended September 30, 2002 as Compared to September 30, 2001

Net Income. First Niles recorded net income of $710,000 for the nine months ended September 30, 2002. This net income resulted in an annualized return on average assets for the nine-month period of 0.98% and an annualized return on average shareholders' equity of 5.34%. Net income increased by $131,000, or 22.6% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in net income for these comparable periods was primarily due to a $169,000 decrease in noninterest expense, a $88,000 increase in net interest income, and a $24,000 decrease in the provision for loan losses partially offset by a $75,000 decrease in total noninterest income and a $75,000 increase in federal income tax expense. The decrease in noninterest income during the current period as compared to the same period in 2001 was primarily the result of a $86,000 decrease in gain on sale of investments.

Earnings per share, on both a basic and diluted basis, for the nine months ended September 30, 2002 was $0.51, compared to $0.40 for the same nine month period in 2001.

Net Interest Income. Net interest income increased by $88,000, or 3.9% for the nine months ended September 30, 2002 as compared to the respective 2001 period. For the nine months ended September 30, 2002 total interest income decreased by $63,000 and total interest expense decreased by $151,000 as compared to the same period in 2001. For the nine months ended September 30, 2002 the interest rate spread was 2.68% as compared to 2.60% for the nine months ended September 30, 2001. For the nine months ended September 30, 2002 the net interest margin was 3.32% as compared to 3.55% for the nine months ended September 30, 2001.

For the nine months ended September 30, 2002 the yield on interest earning assets was 6.12% a decline of 73 basis points from the 6.85% experienced during the comparative period in 2001. The overall cost of funds was 3.44% for the nine months ended September 30, 2002 as compared to 4.25% for the none months ended September 30, 2001, a decline of 81 basis points. These declines were generally attributable to a decline in market interest rates that has occurred over the past year.

Provision for Loan Losses. The provision for loan losses in the nine months ended September 30, 2002 was $66,000, compared to $90,000 in the nine months ended September 30, 2001.

Noninterest Income. Noninterest income totaled $150,000 for the nine months ended September 30, 2002 as compared to $225,000 during the same period in 2001. Gain on sale of investment securities was $112,000 for the nine months ended September 30, 2002 as compared to $198,000 for the nine months ended September 30, 2001. The sale of interest bearing investments securities, including mutual funds, and the sale of 500 shares of Freddie Mac stock were the primary contributors to the gain on sale of investment securities recorded for the nine month period ended September 30, 2002. The sale of 3,000 shares of Freddie Mac stock accounted for most of the gain on sale of investments recorded during the nine

NEXT PAGE

month period in 2001. Service fees and other income increased to $38,000 during the nine months ended September 30, 2002 as compared to $27,000 for the nine months ended September 30, 2001. The increase in service fees and other income was primarily attributable to a $11,000 in premiums received for writing covered call options on shares of Freddie Mac stock that we own.

Noninterest Expense. Noninterest expense decreased $169,000, or 10.6%, for the nine months ended September 30, 2002 as compared to the same period one year earlier. Compensation and benefits and franchise taxes declined by $220,000 and $48,000, respectively, from comparative period to comparative period. These decreases were partially offset by a $55,000 increase in legal and audit fees, an $18,000 increase in equity in loss of limited partnership, a $10,000 increase in occupancy and equipment expense and a $16,000 increase in other operating expense. The decrease in compensation and benefits was primarily the result of a $280,000 expense during the comparative period in 2001 that was attributable to the vesting of restricted shares awarded to officers, directors and employees in 1998 under the Company's Recognition and Retention Plan, as approved by shareholders. There was no comparable expense during the nine month period ended September 30, 2002. Increased Employee Stock Ownership Plans cost and higher health insurance premiums partially offset the aforementioned decrease in compensation and benefits. The decrease in franchise taxes was related to decreased capital levels at the subsidiary level.

Federal Income Taxes. The provision for federal income taxes increased by $75,000 for the nine months ended September 30, 2002 as compared to the same period in 2001. The increase in the provision for federal income taxes was primarily due to an increase in pre-tax income of $206,000. The effective tax rate was 29.1% for the nine month period ended September 30, 2002 compared to 27.3% in the same period one year earlier. The above effective tax rates differ from the statutory rate of 34% primarily due to tax credits arising from our ownership interest in a low income housing tax credit project. The tax credits from this program are expected to be available through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, borrowings and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $6.0 million at September 30, 2002.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At September 30,

NEXT PAGE

2002 we had outstanding commitments to extend credit totaling $4.7 million, including $2.4 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0% and 8.0%, respectively. As of September 30, 2002, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 14.87%, 14.87% and 37.76%, respectively.

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

  NEXT PAGE

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

Item 3. CONTROLS AND PROCEDURES

            (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period proceeding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (I) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:
There are no matters required to be reported under this item.
Item 2.	Changes in Securities:
There are no matters required to be reported under this item.
Item 3.	Defaults Upon Senior Securities:

NEXT PAGE

There are no matters required to be reported under this item.
Item 4.	Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5.	Other Information:
There are no matters required to be reported under this item.
Item 6.	Exhibits and Reports on Form 8-K:
(a) The following exhibit is filed herewith:

See Exhibit Index
(b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2002.

NEXT PAGE

SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant
Date:	November 14, 2002	By:	/s/ William L. Stephens
William L. Stephens
President and Chief Executive Officer
(Duly Authorized Representative)

Date:	November 14, 2002	By:	/s/ Thomas G. Maley
Thomas G. Maley
Controller
(Principal Accounting Officer)

NEXT PAGE

CERTIFICATIONS

I, William L. Stephens, Principal Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of First Niles Financial, Inc. (The "Registrant");

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

NEXT PAGE

6.  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William L. Stephens

      William L. Stephens
      President and Chief Executive Officer

NEXT PAGE

I, George W. Swift, Principal Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of First Niles Financial, Inc. (The "Registrant");

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

NEXT PAGE

6.  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ George J. Swift

     George J. Swift
     Vice President and Secretary
     (Chief Financial Officer)

NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), are incorporated by reference.
4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens, George J. Swift and Lawrence Safarek filed as Exhibits 10.1, 10.2 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849, is incorporated herein by reference.
10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 000-24849), is incorporated herein by reference.
11	Statement Regarding Computation of Per Share Earnings (See Note C of the Notes to Consolidate Financial Statements included in this Quarterly Report on Form 10-QSB).
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.