Form 10KSB
period 2002-12-31
FIRST NILES FINANCIAL INC
filed 2003-03-28
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NUMBER:    0-24849

FIRST NILES FINANCIAL, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1870418 (I.R.S. Employer Identification No.)

55 North Main Street, Niles, Ohio (Address of principal executive offices)	44446-5097 (Zip Code)

Registrant's telephone number, including area code:                     (330) 652-2539

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES     X  .    NO       .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [X]

State the issuer's revenues for its most recent fiscal year: $6.0 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of March 18, 2003, was $17.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 18, 2003, there were issued and outstanding 1,432,258 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
PART II of Form 10-KSB -- Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002.
PART III of Form 10-KSB -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2003.

Transitional Small Business Disclosure Format:    YES         .    NO   X  .

Next Page

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

            This document, including information incorporated by reference, contains, and future filings by First Niles Financial, Inc. on Form 10-QSB and Form 8-K and future oral and written statements by First Niles and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by First Niles and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. First Niles disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders (attached to this document as Exhibit 13) and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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
  the financial markets interest rate and monetary fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;
  the timely development of and acceptance of new products and services of Home Federal and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the willingness of users to substitute competitors' products and services for our products and services;
  the impact of changes in financial services' laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);
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

            The business and management of First Niles consists of the business and management of Home Federal. At December 31, 2002, we had $100.6 million of assets and stockholders' equity of $18.3 million (or 18.2% of total assets). Our common stock is traded on The Nasdaq SmallCap Market under the symbol "FNFI".

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

            Our market area has experienced a higher current unemployment rate than Ohio, but a lower rate than the United States. In December 2002, Trumbull County had an unemployment rate of 5.8%, compared to an unemployment rate of 5.3% in Ohio, and 6.0% in the United States. Unemployment has increased as the result of the closing of two manufacturing plants in our market area during the previous two years. No new industry or employer has emerged in our market area to absorb the workers displaced by the plant closings. Furthermore, the population of Niles has remained relatively stagnant for the last 10 years, and is expected to remain relatively constant for the foreseeable future.

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

Lending Activities

            General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make permanent and construction loans on multi-family and commercial properties, home equity lines of credit, and a limited number of other consumer and commercial business loans. Our mortgage loans carry either a fixed or an adjustable interest rate. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2002, our net loan portfolio totaled $40.2 million, which constituted 40.0% of our total assets.

            All loans that we originate are subject to ratification by the Board of Directors. Commercial real estate loans and multi-family loans are generally reviewed by the Board before we extend a lending

Next Page

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

            At December 31, 2002, the maximum amount we could have loaned to any one borrower and the borrower's related entities was approximately $2.3 million. At December 31, 2002, our largest lending relationship to a single borrower or group of related borrowers consisted of three purchased participation loans aggregating $2.3 million. These loans were secured by an apartment complex, a combination warehouse, office, and retail complex and a hotel.

            Our second largest lending relationship at December 31, 2002 consisted of nine loans totaling $1.4 million. Of the nine loans, six were for the construction or development of residential housing, including condominiums, while three loans were secured by apartment rental units and commercial office space. Approximately $15,000 of this lending relationship was unfunded at December 31, 2002.

            Our next largest lending relationship consisted of a purchased participation loan for $980,000 secured by a warehouse located in Columbus, Ohio.

            Our fourth largest lending relationship at December 31, 2002 totaled $965,000 and consisted of a purchased participation loan secured by two separate apartment complexes in Wooster, Ohio. Each of the foregoing loans was current and performing in accordance with its terms at December 31, 2002.

            Our fifth largest lending relationship consisted of a purchased participation loan with a balance of $871,000, secured by a condominium complex in the greater Columbus, Ohio area.

            Each of the above lending relationships was current and performing in accordance with its terms at December 31, 2002.

            We had six other lending relationships which exceeded $400,000 at December 31, 2002. As of that date, all of these lending relationships were current and performing generally in accordance with their loan terms. One relationship, though performing in accordance with its loan terms at December 31, 2002, was on nonaccrual status (See "Asset Quality -- Non-Performing Assets").

Next Page

            Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. The dollar amounts and percentages were calculated before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2002		2001
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$27,469	64.98%	$26,587	63.41%
Commercial	7,078	16.74	5,993	14.29
Multi-family	2,349	5.56	1,417	3.38
Construction or development	2,635	6.23	5,417	12.92
Total real estate loans	39,531	93.51	39,414	94.00

Other Loans:
Consumer Loans:
Home equity line of credit	2,119	5.01	1,612	3.85
Other	385	0.91	568	1.35
Loans on Deposits	94	0.22	179	0.43
Total consumer loans	2,598	6.14	2,359	5.63
Commercial business loans	146	0.35	157	0.37
Total other loans	2,744	6.49	2,516	6.00
Total loans	42,275	100.00%	41,930	100.00%

Less:
Loans in process	1,254		1,705
Deferred fees and discounts	54		41
Allowance for losses	762		676
	2,070		2,422
Total loans receivable, net	$40,205		$39,508

Next Page

            The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2002		2001
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$19,006	44.96%	$18,345	43.75%
Commercial	957	2.26	895	2.13
Multi-family	385	0.91	75	0.18
Construction or development	2,635	6.23	2,041	4.87
Total real estate loans	22,983	54.36	21,356	50.93

Consumer	322	0.76	556	1.33
Commercial business	146	0.35	157	0.37
	468	1.11	713	1.70
Total fixed-rate loans	23,451	55.47	22,069	52.63

Adjustable-Rate Loans:
Real estate:
One- to four-family	8,463	20.02	8,242	19.66
Commercial	6,121	14.48	5,098	12.16
Multi-family	1,964	4.65	1,342	3.20
Construction or development	---	---	3,376	8.05
Total real estate loans	16,548	39.15	18,058	43.07
Consumer	2,276	5.38	1,803	4.30
Total adjustable-rate loans	18,824	44.53	19,861	47.37
Total loans	42,275	100.00%	41,930	100.00%

Less:
Loans in process	1,254		1,705
Deferred fees and discounts	54		41
Allowance for loan losses	762		676
	2,070		2,422
Total loans receivable, net	$40,205		$39,508

Next Page

            The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios at December 31, 2002, before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Periods Ending December 31,
2003(1)	$2,031	7.04%	$ ---	---%	$2,031	7.04%
2004 to 2007	287	7.05	110	7.99	307	7.31
After 2007	317	7.44	36	8.00	353	7.49
Totals	$2,635	7.09%	$ 146	8.00%	$2,781	7.14%

__________________________
(1) Includes demand loans, non-accrual loans, loans having no stated maturity and overdraft loans.

            All of the loans in the above table due after December 31, 2003 have fixed interest rates.

            One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by our marketing efforts, present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 2002, one- to four-family residential mortgage loans totaled $27.5 million, or 65.0% of our gross loan portfolio.

            Home Federal currently originates one- to four-family mortgage loans on either a fixed or adjustable basis, as consumer demand dictates. The pricing strategy for fixed-rate mortgage loans revolves around setting interest rates that are competitive with other local financial institutions. Adjustable-rate mortgage loans are generally offered with either one-year or three-year repricing periods. Due to their wide availability and market rate sensitivity, we generally use the one-year and three-year U.S. Treasury Security Constants plus a stated margin over such indices for pricing of adjustable-rate mortgage loans. During the year ended December 31, 2002, we originated $826,000 million of one- to four-family adjustable-rate mortgage loans and $6.0 million of one- to four-family, fixed-rate mortgage loans. We have not sold any mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis" in our Annual Report to Stockholders.

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

Next Page

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

            Commercial and Multi-family Real Estate Lending. We are engaged in commercial and multi-family real estate lending. These loans are secured primarily by small retail establishments, small office buildings and other non-residential and multi-family residential properties located in our market area. We also purchase participation interests in loans originated by other financial institutions. At December 31, 2002, commercial real estate loans totaled $7.1 million or 16.7% of our gross loan portfolio and multi-family real estate loans totaled $2.3 million or 5.6% of our gross loan portfolio.

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

            Construction and Development Lending. We originate residential construction loans to individuals as well as loans secured by building lots or raw land held for development. Presently, all of these loans are secured by property located within our market area. We also purchase participation interests in construction loans originated by other lenders. At December 31, 2002, we had $2.6 million in construction and development loans outstanding, representing 6.2% of our gross loan portfolio. At December 31, 2002, our largest construction lending relationship consisted of a single family dwelling unit under construction in our local area. Our participation interest totaled $669,000, with approximately $414,000 unfunded at December 31, 2002. This loan was performing in accordance with its terms at December 31, 2002.

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

            Loans secured by building lots or raw land held for development are generally granted with terms of up to five years and are available at a fixed interest rate. Payments on loans secured by building lots are due monthly and amortized on a 20-year basis, resulting in a balloon payment at maturity. Payments on raw land held for development are due monthly, and are interest only. Loans secured by building lots or raw land for development are granted based on both the financial strength of the borrower and the value of the underlying property. At December 31, 2002, we had $265,000 of loans secured by building lots and raw land.

            Construction loans are obtained principally through continued business from builders who have previously borrowed from Home Federal, as well as referrals from existing and walk-in customers.

Next Page

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

            The largest component of our consumer lending is home equity lines of credit, which we began offering during 2001. At December 31, 2002, our home equity line of credit portfolio totaled $2.1 million, or 5.0% of our gross loan portfolio. We are currently offering this product with a ten year draw period followed by a ten year repayment period. The minimum monthly payment during the draw period is interest only. The payments during the repayment period will fully amortize the outstanding debt after ten years. At December 31, 2002, we had $2.5 million of unused credit available under our home equity line of credit program.

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

            The personal loans are offered at fixed rates of interest with terms not exceeding ten years. At December 31, 2002 these personal loans totaled $385,000, while loans on deposits totaled $94,000.

            Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws,

Next Page

including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Next Page

            The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2002	2001
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$ 826	$ 1,068
- commercial	235	251
- multi-family	---	---
Non-real estate - consumer	1,662	2,126
Total adjustable-rate	2,723	3,445
Fixed rate:
Real estate - one- to four-family	5,974	6,574
- commercial	---	223
- multi-family	---	---
- land and development	34	106
Non-real estate - consumer	152	279
- commercial business	49	40
Total fixed-rate	6,209	7,222
Total loans originated	8,932	10,667

Purchases:
Real estate - one- to four-family	---	1,000
- commercial	750	500
- multi-family	---	1,000
- land and development	---	---
Total loans purchased	750	2,500
Mortgage-backed and related securities	10,007	2,999
Total purchased	10,757	5,499

Repayments:
Principal repayments	16,068	12,534
Total reductions	16,068	12,534
Increase (decrease) in other items, net	146	(164)
Net increase (decrease)	$ 3,767	$ 3,468

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

Next Page

plan from the borrower which would bring the account current within 90 days. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving consent from our Board of Directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

            Delinquent Loans. The following table sets forth our loan delinquencies by type, number, amount and percentage of type at December 31, 2002.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	20	$ 989	3.60%	14	$ 903	3.29%	34	$1,892	6.89%
Commercial	1	34	0.48	2	76	1.07	3	110	1.55
Multi-family	1	128	5.45	---	---	---	1	128	5.45
Construction or development	---	---	---	1	95	3.61	1	95	3.61
Consumer	2	65	2.50	3	24	0.92	5	89	3.42
Commercial	---	---	---	1	7	4.79	1	7	4.79

Total	24	$1,216	2.88%	21	$1,105	2.61%	45	$2,321	5.49%

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

	December 31,
	2002	2001
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$ 131	$ 92
Commercial real estate	413	461
Construction or development	---	---
Land	95	95
Total	639	648

Accruing loans delinquent more than 90 days:
One- to four-family	772	673
Multi-family	---	---
Commercial real estate	76	61
Construction or development	---	---
Consumer	24	22
Commercial business	7	---
Total	879	756

Real Estate Owned	---	53
Total non-performing assets	$1,518	$1,457
Total as a percentage of gross loans receivable	3.59%	3.47%

            Except as discussed below, there were no nonperforming loans to any one borrower or group of related borrowers that exceeded either individually or in the aggregate $250,000.

            Included in the table above is a commercial real estate loan with an outstanding balance of $413,000 at December 31, 2002. This loan is secured by an individual commercial property and was originated in December 1994 for $582,000, with a loan-to-value ratio of approximately 78%. In February 2001, this loan was placed on non-accrual status. The loan was subsequently brought current and has been restructured. The loan is currently performing in accordance with its terms and management is continuing to monitor the loan. We will consider removing this loan from nonaccrual status when the borrower demonstrates both a consistent payment history for at least 12 consecutive months and submits verifiable financial statements that indicate the ability to service its debt consistent with our normal underwriting standards.

            For the year ended December 31, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $43,000, none of which was included in interest income.

            Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as

Next Page

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

            In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2002, we had classified $926,000 of our assets as substandard, which represents 5.1% of stockholders' equity and 0.9% of total assets. No assets were classified as doubtful or as loss.

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

            Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to our allowance will be the result of periodic loan, property and

Next Page

collateral reviews and thus, cannot be predicted in advance. At December 31, 2002, our total allowance for loan losses represented coverage of 50.2% of non-performing loans. See Notes A and C of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders.

            The following table sets forth an analysis of our allowance for loan losses.

	At and For the Years Ended December 31,
	2002	2001
	(Dollars in Thousands)

Balance at beginning of period	$676	$592

Charge-offs: One- to four-family	---	37
Total charge-offs	---	37

Recoveries:	8	1
Net (charge-offs) recoveries	8	(36)
Additions charged to operations	78	120
Balance at end of period	$762	$676

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.02)%	0.10%

Ratio of net charge-offs (recoveries) during the period to average non-performing loans	(0.66)	2.91

            The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2002			2001
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$209	$27,469	64.98%	$228	$26,587	63.41%
Multi-family, commercial, real estate, construction or development	320	12,062	28.53	303	12,827	30.59
Consumer and commercial business	14	2,744	6.49	12	2,516	6.00
Unallocated	219	---	---	133	---	---
Total	$ 762	$42,275	100.00%	$676	$41,930	100.00%

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

            President Stephens, Vice President Safarek and Compliance Officer Csontos have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loans.

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

            Our investment securities consist primarily of U.S. agency securities. The U.S. agency securities consist of different callable securities, issued by either the Federal Home Loan Bank system, Fannie Mae or Freddie Mac. These securities have original maturities ranging from five to 15 years and original call periods ranging from three months to three years.

            Our mortgage-backed and related securities portfolio consists of securities issued under government-sponsored agency programs. We hold primarily collateralized mortgage obligations. Collateralized mortgage obligations are special types of pass-through debt securities in which the principal and interest payments on the underlying mortgages or mortgage-backed securities are

Next Page

used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.

            Our policy is to purchase only collateralized mortgage obligations that are in the first or second repayment tranche (investment class) and are AAA rated. The expected life of our collateralized mortgage obligations is typically under five years at the time of purchase, although the contractual life may exceed 20 years. Premiums associated with collateralized mortgage obligations purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average life of the collateralized mortgage obligations. The purpose of our collateralized mortgage obligation investment strategy is to: (i) assist in maintaining Home Federal's qualified thrift lender status (see "Regulation - Qualified Thrift Lender"); (ii) generate high cash flow so as to lessen liquidity and reinvestment risk; (iii) preserve asset quality; and (iv) generate additional interest income. At December 31, 2002, we held collateralized mortgage obligations totaling $12.3 million, all of which were secured by underlying collateral issued under government agency-sponsored programs. Most of our collateralized mortgage obligations and mortgage-backed securities are currently classified as available for sale. We anticipate classifying as available for sale all new purchases of securities. At December 31, 2002, $3.2 million of our collateralized mortgage obligations qualified as high risk mortgage securities under Office of Thrift Supervision regulations. These securities qualified as high-risk mortgage-related securities because of the current low interest rate environment. The low rate environment increases the likelihood that the underlying mortgages will prepay, which causes the estimated life of the securities, and therefore their market value, to become uncertain. At the time of purchase none of these securities qualified as high risks.

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

            The following table sets forth the composition of our investment and mortgage-backed and related securities portfolio at the dates indicated. Our investment securities portfolio at December 31, 2002, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the U.S. Government or its agencies.

Next Page

	December 31,
	2002		2001
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Investment securities:
Mutual funds(1)	$ ---	---%	$ 5,123	13.75%
Freddie Mac stock	1,801	5.30	2,027	5.44
U.S. agency securities	31,100	91.56	29,095	78.07
Federal Home Loan Bank stock	1,053	3.10	1,005	2.70
Other	15	0.04	15	0.04
Total investment securities and Federal Home Loan Bank stock	$33,969	100.00%	$37,265	100.00%

Mortgage-backed and related securities:
Collateralized mortgage obligations	$12,581	82.95%	$ 9,768	83.59%
Freddie Mac	712	4.70	957	8.19
Federal National Mortgage Association	1,875	12.36	976	8.35
			11,701	100.13
Unamortized discounts, net	(1)	(0.01)	(15)	(0.13)
Total mortgage-backed and related securities	$15,167	100.00%	$11,686	100.00%

Other interest-earning investments:
Money market mutual fund	$ 988	11.71%	$ 3,015	59.35%
Interest-bearing deposits with banks	2,100	24.89	1,300	25.59
Federal funds sold	5,350	63.40	765	15.06
Total	$ 8,438	100.00%	$ 5,080	100.00%

_____________________
(1)   Mutual funds invest primarily in obligations of the U.S. Government and its agencies.

Next Page

            The following table sets forth the contractual maturities of our U.S. agency and mortgage-backed and related securities at December 31, 2002.

						December 31, 2002 Balance Outstanding
	1 Year or Less	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years

U.S. agency securities	---	2,008	7,257	21,835	---	31,100

Collateralized mortgage obligations	---	752	3,531	4,803	3,495	12,581

Freddie Mac	---	---	---	712	---	712

FNMA National Mortgage Association	---	---	---	1,875	---	1,875

Total	---	2,760	10,788	29,225	3,495	46,268

Weighted average yield	---%	4.37%	5.39%	5.99%	5.31%	5.70%

Sources of Funds

            General. Our sources of funds are deposits and borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and short-term investments, and funds provided from operations.

            Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW accounts and certificate of deposit accounts currently ranging in terms from 91 days to five years. We only solicit deposits from our market area and do not use brokers to obtain deposits. We primarily rely on competitive pricing policies, advertising and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates, and competition. Deposit balances increased during 2002.

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

Next Page

            The following table sets forth the deposit flows at Home Federal during the periods indicated.

	Years Ended December 31,
	2002	2001
	(Dollars in Thousands)

Opening balance	$ 57,061	$ 52,194
Deposits	53,733	47,264
Withdrawals	(51,477)	(44,336)
Interest credited	1,578	1,939

Ending balance	$ 60,895	$ 57,061

Net increase (decrease)	$ 3,834	$ 4,867

Percent increase (decrease)	6.72%	9.32%

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	December 31,
	2002		2001
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:
Passbook and statement savings accounts (1.50%)(1)	$20,011	32.86%	$18,504	32.43%
NOW accounts (1.25%)(1)	4,435	7.28	3,966	6.95
Money market accounts (1.63%)(1)	4,186	6.88	3,029	5.31

Total non-certificates	28,632	47.02	25,499	44.69

Certificates:
1.01 - 3.00%	14,944	24.54	6,325	11.08
3.01 - 5.00%	15,788	25.93	22,301	39.08
5.01 - 7.00%	1,531	2.51	2,936	5.15

Total certificates	32,263	52.98	31,562	55.31
Total deposits	$60,895	100.00%	$57,061	100.00%

(1)   Interest rates stated apply to December 31, 2002.

Next Page

            The following table shows rate and maturity information for our certificates of deposit as of December 31, 2002.

	1.01- 3.00%	3.01- 5.00%	5.01- 7.00%	Total	Percent
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2003	$ 4,839	$ 3,048	$ 344	$ 8,231	25.51%
June 30, 2003	4,237	2,671	497	7,405	22.95
September 30, 2003	1,736	2,904	272	4,912	15.22
December 31, 2003	2,355	764	152	3,271	10.14
March 31, 2004	561	263	256	1,080	3.35
June 30, 2004	1,216	731	10	1,957	6.07
September 30, 2004	---	843	---	843	2.61
December 31, 2004	---	323	---	323	1.00
March 31, 2005	---	187	---	187	0.58
June 30, 2005	---	537	---	537	1.67
September 30, 2005	---	333	---	333	1.03
December 31, 2005	---	1,365	---	1,365	4.23
Thereafter	---	1,819	---	1,819	5.64

Total	$14,944	$15,788	$1,531	$32,263	100.00%

Percent of total	46.32%	48.94%	4.74%	100.00%

            The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to12 Months	Over 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$6,471	$5,133	$5,301	$4,988	$21,893

Certificates of deposit of $100,000 or more	1,760	2,272	2,882	3,456	10,370

Total certificates of deposit	$8,231	$7,405	$8,183	$8,444	$32,263

            Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread or when we desire additional capacity to fund loan demand. At December 31, 2002, we had borrowings totaling $19.5 million. The average balance of our borrowings during this period was $19.5 million. Our current borrowings consist of eleven different Federal Home Loan Bank advances. All eleven advances have a fixed interest rate initial term, followed by a period where the advance converts to a variable rate, at the option of the Federal Home Loan Bank. The fixed initial terms range from three months to five years. After the fixed interest rate period expire, each advance converts to a variable rate equivalent to the three-month London Interbank Offered

Next Page

Rate. All the advances have an initial maturity of 10 years. The advances can be prepaid without penalty at the time of conversion from a fixed to a variable rate, and quarterly thereafter. The weighted average interest rate of the above FHLB advance is 4.58% at December 31, 2002. See Note H of the Notes to Consolidated Financial Statements.

Subsidiary and Other Activities

            As a federally chartered savings association, Home Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its total assets, or $2.0 million at December 31, 2002, in the stock of, or unsecured loans, to service corporation subsidiaries. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 2002, Home Federal had no subsidiaries.

            In 1996, we acquired a 17.5% interest in an Ohio limited partnership formed to construct multi-family housing units. Under the terms of the limited partnership agreement, we have made a total capital contribution to the partnership of $500,000 and are allocated tax losses and affordable housing federal income tax credits. See Note D of Notes to Consolidated Financial Statements.

Regulation

            General. Home Federal is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Home Federal is subject to broad federal regulation and oversight, primarily by the Office of Thrift Supervision, extending to all its operations. Home Federal is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Home Federal, First Niles is also subject to federal regulation by the Office of Thrift Supervision and oversight which is designed to protect subsidiary savings associations, like Home Federal. Home Federal is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of Home Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Home Federal.

            Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

            Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, Home Federal is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The last regular Office of Thrift Supervision examination of Home Federal was as of June 30, 2002. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Home Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total

Next Page

assets, to fund the operations of the Office of Thrift Supervision. Home Federal's Office of Thrift Supervision assessment for the fiscal year ended December 31, 2002 was $30,000.

            The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Home Federal and First Niles. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

            The investment, lending and branching authority of Home Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal savings associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings associations are also generally authorized to branch nationwide.

            Home Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2002, Home Federal's lending limit under this restriction was $2.3 million. Home Federal is in compliance with the loans-to-one-borrower limitation.

            The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters like loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

            Insurance of Accounts and Regulation by the FDIC. Home Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and the insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the Office of Thrift Supervision an opportunity to take action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Next Page

            The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable deposits. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

            FDIC-insured institutions are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980's. Currently, the rate established by the FDIC for this purpose is 1.68 basis points per dollar of SAIF deposits and BIF deposits.

            Regulatory Capital Requirements. Federally insured savings associations, such as Home Federal, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

            The Office of Thrift Supervision capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2002, Home Federal did not have any intangible assets.

            At December 31, 2002, Home Federal had tangible capital of $14.3 million, or 14.9% of adjusted total assets, which is approximately $12.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            As a result of the prompt corrective action provisions discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition allows it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At December 31, 2002, Home Federal had no intangible assets which were included in core capital.

Next Page

            At December 31, 2002, Home Federal had core capital equal to $14.3 million, or 14.9% of adjusted total assets, which is $10.4 million above the requirement of 4% as in effect on that date.

            The Office of Thrift Supervision risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2002, Home Federal had $762,000 of loan and lease loss allowances, of which $509,000 was equivalent to 1.25% of risk-weighted assets.

            Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and reciprocal holdings of qualifying capital instruments. Home Federal had no exclusions from capital and assets at December 31, 2002.

            In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

            On December 31, 2002, Home Federal had total capital of $15.6 million (including $14.3 million in core capital and $1.3 in qualifying supplementary capital) and risk-weighted assets of $40.4 million, or total capital of 38.5% of risk-weighted assets. This amount was $12.3 million above the 8% requirement in effect on that date.

            Under the prompt corrective action regulations, the Office of Thrift Supervision and the FDIC are authorized, and under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any undercapitalized association must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

Next Page

            The Office of Thrift Supervision is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

            The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Home Federal may have a substantial adverse effect on its operations and profitability.

            Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Office of Thrift Supervision regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years. Home Federal is in compliance with this requirement.

            Liquidity. All savings associations, including Home Federal, are required to maintain a sufficient level of liquid assets to ensure their safe and sound operation. For a discussion of what Home Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders.

            Qualified Thrift Lender Test. All savings associations, including Home Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2002, Home Federal had failed the test only for one month since its implementation. This failure did not effect Home Federal's QTL status.

            Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If the association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank. It is limited to national bank branching rights and it is subject to national bank limits for payment of dividends. If the association has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

            Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound

Next Page

banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Office of Thrift Supervision, in connection with the examination of Home Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Home Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision.

            Due to the heightened attention being given to the CRA in recent years, Home Federal may be required to devote additional funds for investment and lending in its local community. Home Federal was examined for CRA compliance in 1999 and received a rating of "satisfactory."

            Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Home Federal include First Niles and any company which is under common control with Home Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

            Certain transactions with directors, officers or controlling persons are also subject to restrictions under statutes and regulations enforced by the Office of Thrift Supervision. These statutes and regulations also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

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

Next Page

            If Home Federal fails the qualified thrift lender test, within one year First Niles must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "- Qualified Thrift Lender Test."

            Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

            The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of many of these requirements remains to be determined.

            The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

            The SOA addresses, among other matters:
  audit committees;
  certification of financial statements by the chief executive officer and the chief financial officer;
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
  a prohibition on the sale of Company common stock by directors and executive officers during pension plan black out periods;
  disclosure of off-balance sheet transactions;
  a prohibition on certain personal loans to directors and officers;
  expedited filing requirements for Form 4s;
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  "real time" filing of periodic reports;
  the formation of a public accounting oversight board;
  auditor independence; and
  various increased criminal penalties for violations of securities laws.

Next Page

            The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective from within 30 days to one year from enactment. The SEC has been delegated the task of adopting rules to implement various provisions of the SOA.

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

            A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2002, the portion of our reserves subject to this treatment for tax purposes totaled approximately $2.5 million.

            We file federal income tax returns on a fiscal year basis using the accrual method of accounting. First Niles intends to file a consolidated federal income tax return with Home Federal for the year ended December 31, 2002.

Next Page

            The federal income tax returns of First Niles and Home Federal for the last three years are open to possible audit by the Internal Revenue Service. No returns are being audited by the Internal Revenue Service at the current time. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the consolidated financial condition of First Niles.

            Ohio Taxation. Home Federal is subject to the Ohio corporate franchise tax. As a financial institution, we compute our franchise tax based on our net worth. Under this method, we will compute our Ohio corporate franchise tax by multiplying our net worth, as specifically adjusted pursuant to Ohio law, by the applicable tax rate, which is currently 1.3%. First Niles is also subject to the Ohio corporate franchise tax. The tax imposed is the greater of the tax on net worth, or the tax on net income.

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

Executive Officers of First Niles

            William L. Stephens. Mr. Stephens, age 71, serves as Chairman of the Board, President and Chief Executive Officer of Home Federal and First Niles. He has served in such capacities for Home Federal since 1969 and for First Niles since its formation in October 1998.

            George J. Swift. Mr. Swift, age 80, is Vice President and Secretary of Home Federal and First Niles. He has served in such capacities with Home Federal since 1969 and for First Niles since its formation in October 1998. Mr. Swift has announced that he will retire as an executive officer of Home Federal and First Niles effective April 30, 2003.

            Lawrence Safarek. Mr. Safarek, age 53, currently serves as Vice President and Treasurer of Home Federal and First Niles. He has served in such capacities with Home Federal since 1995 and for First Niles since its formation in October 1998. Mr. Safarek has been employed with Home Federal in numerous other capacities since 1971.

Next Page

Employees

            At December 31, 2002, we had a total of 13 employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.             Description of Property

            We conduct our business through Home Federal's only office located in Niles, Ohio, which is owned by Home Federal. We believe that our current facilities are adequate to meet the present and foreseeable needs of Home Federal and First Niles. The total net book value of Home Federal's premises and equipment, including land, building and leasehold improvements and furniture, fixtures and equipment, at December 31, 2002 was $334,000. See Note E of Notes to Consolidated Financial Statements.

            We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by Home Federal at December 31, 2002 was $14,000.

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

Item 4.             Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of securityholders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

Next Page

PART II

Item 5.             Market for Common Equity and Related Stockholder Matters

            Page 44 of First Niles' 2002 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

Item 6.             Management's Discussion and Analysis or Plan of Operation

            Pages 4 to 14 of First Niles' 2002 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

Item 7.             Financial Statements

            The following information appearing in First Niles 2002 Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

            With the exception of the aforementioned information, First Niles' Annual Report to Stockholders for the year ended December 31, 2002, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

Next Page

PART III

Item 9.             Directors, Executive Officers, Promoters and Control Persons; Compliance
                          with Section 16(a) of the Exchange Act

Directors

            Information concerning Directors of First Niles is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2003, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

            To First Niles' knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 2002.

Item 10.            Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2003, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.            Security Ownership of Certain Beneficial Owners and Management and
                         Related Stockholder Matters

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2003, except for information contained under the heading

Next Page

"Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

            Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	149,124	$12.53	24,561(1)
Equity compensation plans not approved by security holders	---	---	---

___________
(1)   Includes 17,544 shares available for future grants under First Niles Financial, Inc's Stock Option and Incentive Plan and 7,017 shares available for future grants under First Niles Financial, Inc's Recognition and Retention Plan.

Item 12.             Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2003, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.            Exhibits and Reports on Form 8-K

            (a) Exhibits

            See Index to Exhibits

            (b) Reports on Form 8-K

            The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

Item 14.            Controls and Procedures

            (a)             Evaluation of Disclosure Controls and Procedures: An evaluation our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in

Next Page

the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b)            Changes in Internal Controls: During the year ended December 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

Next Page

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC.

Date:	March 27, 2003	By:	/s/ William L. Stephens William L. Stephens Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ William L. Stephens William L. Stephens, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Date: March 27, 2003

/s/ George J. Swift George J. Swift, Vice President and Secretary (Principal Financial and Operating Officer)	Date: March 27, 2003
/s/ P. James Kramer P. James Kramer, Director	Date: March 27, 2003

/s/ William S. Eddy William S. Eddy, Director	Date: March 27, 2003

/s/ Ralph A. Zuzolo Ralph A. Zuzolo, Sr., Director	Date: March 27, 2003

/s/ Thomas G. Maley Thomas G. Maley, Controller (Principal Accounting Officer)	Date: March 27, 2003

Next Page

CERTIFICATIONS

            I, William L. Stephens, certify that:

1.             I have reviewed this annual report on Form 10-KSB of First Niles Financial, Inc. (the "Registrant");

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.             The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                 a)        designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b)        evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                 a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                 b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.             The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer

Next Page

CERTIFICATIONS

            I, George J. Swift, certify that:

1.             I have reviewed this annual report on Form 10-KSB of First Niles Financial, Inc. (the "Registrant");

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.             The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b)         evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.             The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	/s/ George J. Swift George J. Swift Vice President and Secretary (Principal Financial Officer)

Next Page

INDEX TO EXHIBITS

Exhibit Number	Document

3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), are incorporated by reference.

4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.

10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens, George J. Swift and Lawrence Safarek filed as Exhibits 10.1, 10.2 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.

10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.

10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 000-24849), is incorporated herein by reference.

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.

23	Consent of Accountants

99	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

End.