Form 10QSB
period 2003-03-31
FIRST NILES FINANCIAL INC
filed 2003-05-14
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.
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

Shares of common stock, par value $.01 per share, outstanding as of May 8, 2003: 1,432,258

Transitional Small business Disclosure Format (check one): Yes No

NEXT PAGE

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
	March 31, 2003	December 31, 2002
ASSETS	(Unaudited)
Cash and cash equivalents:
Noninterest bearing	$ 1,161	$ 1,542
Interest bearing	6,707	8,438
Total cash and equivalents	7,868	9,980

Securities available for sale - at market	49,169	44,734
Securities to be held to maturity - at cost	1,707	3,349
Loans receivable, net of allowance for loan losses of $762 in each period	39,215	40,205
Accrued interest receivable	655	758
Federal Home Loan Bank stock, at cost	1,063	1,053
Real estate investment, limited partnership - at equity	163	163
Prepaid expenses and other assets	135	46
Prepaid federal income taxes	-	13
Premises and equipment, at cost less accumulated depreciation	327	334

TOTAL ASSETS	$100,302	$100,635

LIABILITIES
Deposits	$61,503	$60,895
Accrued interest payable	138	145
Accounts payable and other liabilities	1,238	1,282
Federal Home Loan Bank advances	19,500	19,500
Federal income tax payable	87	-
Deferred federal income tax liability	298	480

TOTAL LIABILITIES	82,764	82,302

NEXT PAGE

	March 31, 2003	December 31, 2002
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued and outstanding	18	18
Paid in capital	6,888	6,888
Retained earnings	13,854	13,766
Net unrealized gains on securities available for sale	1,668	2,013
Common stock purchased by the Employee Stock Ownership Plan	(819)	(819)
Treasury stock - 322,153 shares and 288,641 shares	(4,071)	(3,533)
TOTAL SHAREHOLDERS' EQUITY	17,538	18,333
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$100,302	$100,635

SEE ACCOMPANYING NOTES

NEXT PAGE

CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31
	2003	2002
Interest income:
Loans receivable:
First mortgage loans	$ 631	$ 659
Consumer and other loans	38	37
Mortgage-backed and related securities	204	156
Investments	459	554
Interest-bearing deposits	26	31
TOTAL INTEREST INCOME	1,358	1,437
Interest expense:
Deposits	340	469
Borrowings	220	220
TOTAL INTEREST EXPENSE	560	689
NET INTEREST INCOME	798	748
Provision for loan losses	-	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	798	718

Noninterest income:
Gain (loss) on sale of securities	49	(1)
Service fees and other	8	13
TOTAL NONINTEREST INCOME	57	12

NEXT PAGE

	Three Months Ended March 31
	2003	2002
Noninterest expense:
Equity in loss of limited partnership	-	22
General and administrative:
Compensation and benefits	292	283
Occupancy and equipment	23	23
Federal deposit insurance premiums	2	3
Legal and audit	31	44
Franchise taxes	45	46
Other operating expense	69	67
TOTAL NONINTEREST EXPENSE	462	488
INCOME BEFORE INCOME TAXES	393	242
Federal income taxes	119	65
NET INCOME	$ 274	$ 177
BASIC EARNINGS PER SHARE	$ .21	$ .13
DILUTED EARNINGS PER SHARE	$ .20	$ .13

SEE ACCOMPANYING NOTES

NEXT PAGE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net income	$ 274	$ 177
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(473)	(1,043)
Related income tax	(160)	(355)
	(313)	(688)
Reclassification adjustment:
Gain included in net income, net of income tax	(32)	---
Other comprehensive income (loss)	(345)	(688)
COMPREHENSIVE INCOME (LOSS)	$ (71)	$ (511)

SEE ACCOMPANYING NOTES

NEXT PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 274	$ 177
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(5)	(10)
Depreciation	7	8
Amortization of deferred loan fees and costs	(2)	(5)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	(2)	(5)
Gain on sale of securities	(49)	-
Equity in loss of limited partnership	-	22
Provision for loan losses	-	30
Federal Home Loan Bank stock dividends	(10)	(11)
	213	206
Net increase (decrease) in accrued interest receivable, prepaid expenses and other assets	27	(21)
Net increase (decrease) in accrued interest, accounts payable and other liabilities	36	(6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	276	179
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	1,049	502
Purchase of securities available for sale	(11,091)	(3,471)
Proceeds from maturity of securities available for sale	4,835	3,017

NEXT PAGE

	Three Months Ended March 31,
	2003	2002
Proceeds from principal payments on mortgage-backed and related securities	1,943	1,816
Net increase (decrease) in interest-bearing deposits with banks	2,507	(1,743)
Net (increase) decrease in loans	991	(125)
Additions to premises	-	(8)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	234	(12)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in savings accounts, MMDAs and NOW accounts	75	1,220
Net increase (decrease) in certificates of deposits	533	(918)
Purchase of Treasury shares	(538)	(28)
Cash dividends paid on common stock	(185)	(180)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(115)	94
NET INCREASE IN CASH	395	261
CASH AT BEGINNING OF PERIOD	766	1,167
CASH AT END OF PERIOD	$1,161	$1,428
Cash paid during the period for:
Interest	$ 566	$ 704
Income taxes	$ 25	$ 30

SEE ACCOMPANYING NOTES

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
March 31, 2003 and 2002 (Unaudited)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles Financial, Inc. ("First Niles") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the savings and loan industry.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Management believes that all normal recurring adjustments that are necessary for a fair presentation of interim period financial information have been reflected in these financial statements. The results of operations for the interim periods discussed herein are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and Notes included in the First Niles Financial, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At March 31, 2003, the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, is presented in the following table, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three month periods ended March 31, 2003 and March 31, 2002 (income in thousands):

NEXT PAGE

	Three Months Ended March 31,
	2003	2002
Net income	$ 274	$ 177
Earnings applicable to basic earnings per share	274	177
Average common shares	1,447,628	1,515,577
Less average unallocated ESOP shares	127,661	127,583
Average common shares outstanding - basic	1,319,966	1,387,994
Average common shares outstanding - diluted	1,352,427	1,401,782
Earnings per share - basic	$0.21	$0.13
- diluted	$0.20	$0.13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

NEXT PAGE

The following discussion compares our consolidated financial condition at March 31, 2003 to December 31, 2002 and the results of operations for the three month period ended March 31, 2003 with the same period ended March 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets decreased by $333,000, or 0.3%, to $100.3 million at March 31, 2003 from $100.6 million at December 31, 2002. This decrease was primarily reflected in a $2.1 million decrease in cash and cash equivalents and a $1.0 million decrease in net loans receivable partially offset by a $2.8 million increase in total securities. The decrease in cash and cash equivalents occurred as suitable investment alternatives arose during the quarter.

The aforementioned decrease in assets was primarily related to a $795,000 decrease in shareholders' equity, partially offset by a $462,000 increase in total liabilities. Deposits increased $608,000 during this three month time period. The increase in deposits was comprised of a $75,000 increase in savings accounts and NOW accounts and a $533,000 increase in certificates of deposit.

Shareholders' equity at March 31, 2003 was $17.5 million, a $795,000, or 4.3% decrease from December 31, 2002. The decrease in shareholders' equity, was primarily the result of a $345,000 decrease in net unrealized gains on securities available for sale and a $538,000 increase in treasury stock. The company repurchased 33,512 of its shares during the period at an average price of $16.04. Book value per share was $12.25 at March 31, 2003, compared to $12.51 at December 31, 2002. The dividend paid during the quarter totaled $185,000 and was equivalent to $0.14 per common share. At March 31, 2003 and December 31, 2002, there were 1,432,258 and 1,465,770 shares of common stock outstanding, respectively.

Nonperforming loans, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $1.3 million at March 31, 2003, or 1.3% of total assets, compared to $1.5 million, or 1.5% of total assets as of December 31, 2002. The allowance for loan losses was $762,000 at March 31, 2003, representing coverage of 59.2% of non-performing loans and 1.9% of net loans receivable. At December 31, 2002, the allowance for loan losses was also $762,000 and represented coverage of 50.2% of nonperforming loans and 1.9% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At March 31, 2003 and December 31, 2002 we had no foreclosed assets.

Results of Operations for the Three-Month Period Ended March 31, 2003

General. Our results of operations depend primarily on our net interest income, which is determined by (i) the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, collateralized mortgage obligations, other investments and interest-bearing deposits in other institutions, and interest expense on interest-bearing liabilities,

NEXT PAGE

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

Net Income.   For the three months ended March 31, 2003, First Niles recorded net income of $274,000 as compared to $177,000 in the comparative 2002 period, an increase of 54.8% This net income resulted in an annualized return on average assets of 1.09% as compared to 0.74% in the same period one year ago. The annualized return on shareholders' equity for the three months ended March 31, 2003 was 6.06% compared to 3.94% for the three months ended March 31, 2002. Basic earnings per share and diluted earnings per share for the three months ended March 31, 2003 was $0.21 and $.20, respectively, as compared to $0.13 on both a basic and diluted basis for the same period in 2002.

Net Interest Income.  Net interest income increased by $50,000, or 6.7%, for the three month period ended March 31, 2003 as compared to the respective 2002 period. For the three months ended March 31, 2003 the interest rate spread was 2.67% as compared to 2.46% for the same period one year prior. The net interest margin for the current period was 3.23% as compared to 3.18% for the same period one year ago.

The major factor leading to the expansion in net interest rate spread and net interest margin was the continued decline in market interest rates over the past year which impacted the liability side of the balance sheet to a greater extent than the asset side.

For the three months ended March 31, 2003 total interest income decreased by $79,000, or 5.5%, as compared to the same period in 2002. Specifically, interest income on investments, loans receivable and interest bearing deposits decreased a collective $127,000 for the three month period ended March 31, 2003 as compared to the same period in 2002. This decrease was partially offset by a $48,000 increase in interest income on mortgage-backed and related securities for the comparative three month periods. The average yield on interest earning assets declined from 6.10% during the first quarter of 2002 to 5.49% for the first quarter of 2003.

The Company continues to maintain its level of borrowings from the FHLB at $19.5 million. The proceeds from these borrowings have been reinvested into investment securities (leverage strategy). This strategy was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 188 basis points as of March 31, 2003. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

NEXT PAGE

All of our FHLB Advances are convertible at the option of the FHLB on a specified date and quarterly thereafter to a variable rate based on the 3-month LIBOR. At the time of conversion, each advance may be prepaid without penalty. At March 31, 2003, $12.0 million of the FHLB advances were subject to conversion at the next quarterly conversion date. As a strategy to mitigate the interest rate risk associated with such conversions in a rising interest rate environment, we have shortened the expected life and increased the cash flow of our investment portfolio by reducing our callable U.S. Agency security portfolio and reinvesting the proceeds and other liquid funds into CMOs. During the quarter ended March 31, 2003, our callable U.S. Agency security portfolio declined by $4.0 million, while our CMO portfolio increased $7.7 million. The increased cash flow generated by the CMOs will help enable us to payoff FHLB Advances should they convert.

Total interest expense decreased by $129,000, or 18.7%, as compared to the same period one year prior. This decrease related solely to interest on deposits. The overall cost of funds for the quarter ended March 31, 2003 was 2.81%, an 83 basis point decrease from the same quarter one year ago. The average interest rate on deposits for the quarter, which comprised 75.9% of total interest bearing liabilities at March 31, 2003, declined to 2.25%, 94 basis points lower than one year ago. The average interest rate on FHLB advances, which comprise the remaining portion of interest bearing liabilities, remained unchanged at 4.58% on a year to year basis.

Provision for Loan Losses.   For the three months ended March 31, 2003 there was no provision for loan losses as compared to a $30,000 provision for loan losses for the same period in 2002. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income.  Noninterest income of $57,000 for the three months ended March 31, 2003 was $45,000 higher than during the same period in 2002. This increase was essentially the result of a $50,000 increase in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. Service fees and other income decreased by $5,000 to $8,000 during the current quarter as compared to the same quarter in 2002.

NEXT PAGE

Noninterest Expense.  Noninterest expense decreased $26,000, or 5.3%, for the three months ended March 31, 2003 as compared to the same period in 2002. This decrease was primarily attributable to a decrease on legal and audit fees of $13,000 and a $22,000 decrease in equity in loss of limited partnership expense.

Federal Income Taxes.  The provision for federal income taxes increased by $54,000 in the three months ended March 31, 2003 as compared to the same period in 2002, resulting in a tax provision of $119,000. The increase in the provision for federal income taxes as compared to the same period in 2002 was primarily due to a $151,000 increase in pre-tax income from period to period. The effective tax rate in the current three month period was 30.3%. For the respective three-month period, one year prior, the effective tax rate was 26.9%. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $7.9 million at March 31, 2003.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2003 we had outstanding commitments to extend credit totaling $4.5 million, including $2.4 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of March 31, 2003, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 15.04%, 15.04% and 39.39%, respectively.

Cautionary Forward-looking Statements

This document, including information incorporated by reference, contains, and future filings by the Company on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be

NEXT PAGE

realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by the Company and management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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
  the financial markets interest rate and monetary fluctuations particularly the relative relationship of short-term interest rates to long-term interest rates;
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

Item 3. Controls and Procedures

        (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the Company's senior management within the 90-day period proceeding the filing date of this quarterly report. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the

NEXT PAGE

Company's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b)  Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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
(a) The following exhibit is filed herewith:
See exhibit index
(b) Reports on Form 8-K:
On February 12, 2003, the Registrant filed a Current Report on Form 8-K under Item 5 to announce the Registrant's earnings for the quarter and year-ended December 31, 2002.

NEXT PAGE

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant
Date: May 14, 2003	By:	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)
Date: May 14, 2003	By:	/s/ Thomas G. Maley Thomas G. Maley Controller (Principal Accounting Officer)

CERTIFICATIONS

I, William L. Stephens, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Niles Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 14, 2003

/s/ William L. Stephens

William L. Stephens
President and Chief Executive Officer

21
NEXT PAGE

I, Lawrence Safarek, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Niles Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 14, 2003

/s/ Lawrence Safarek

Lawrence Safarek
Vice President and Treasurer
(Principal Financial Officer)

NEXT PAGE

INDEX TO EXHIBITS
Exhibit Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), are incorporated by reference.
4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens, George J. Swift and Lawrence Safarek filed as Exhibits 10.1, 10.2 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.
10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 000-24849), is incorporated herein by reference.
11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).
99.1	Certification (filed herewith)