Form 10QSB
period 2003-06-30
FIRST NILES FINANCIAL INC
filed 2003-08-14
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

             Shares of common stock, par value $.01 per share, outstanding as of July 23, 2003: 1,425,598

             Transitional Small business Disclosure Format (check one): Yes       No

Next Page

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and cash equivalents:
Noninterest bearing	$ 864	$ 1,542
Interest bearing	6,406	8,438
Total cash and equivalents	7,270	9,980
Securities available for sale - at market	50,630	44,734
Securities to be held to maturity - at cost	751	3,349
Loans receivable, net of allowance for loan losses of $762 and $762	38,733	40,205
Accrued interest receivable	731	758
Federal Home Loan Bank stock, at cost	1,073	1,053
Real estate investment, limited partnership - at equity	152	163
Prepaid expenses and other assets	130	46
Prepaid federal income taxes	238	13
Premises and equipment, at cost less accumulated depreciation	307	334

TOTAL ASSETS	$100,015	$100,635

LIABILITIES

Deposits	$62,001	$60,895
Accrued interest payable	130	145
Accounts payable and other liabilities	659	1,282
Federal Home Loan Bank advances	19,500	19,500
Deferred federal income tax liability	434	480
TOTAL LIABILITIES	82,724	82,302

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,888	6,888
Retained earnings	13,920	13,766
Net unrealized gains on securities available for sale	1,527	2,013
Common stock purchased by the Employee
Stock Ownership Plan	(819)	(819)
Treasury stock - 332,753 shares and 288,641 shares	(4,243)	(3,533)
TOTAL SHAREHOLDERS' EQUITY	17,291	18,333

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$100,015	$100,635

SEE ACCOMPANYING NOTES

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Interest income:
Loans receivable
First mortgage loans	$616	$670	$1,247	$1,330
Consumer and other loans	31	38	70	74
Mortgage-backed and related securities	255	139	458	296
Investments	404	576	864	1,130
Interest-bearing deposits	22	28	48	58
TOTAL INTEREST INCOME	1,328	1,451	2,687	2,888

Interest expense:
Deposits	314	436	653	904
Borrowings	222	222	443	443
TOTAL INTEREST EXPENSE	536	658	1,096	1,347

NET INTEREST INCOME	792	793	1,591	1,541

Provision for loan losses	-	24	-	54

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	792	769	1,591	1,487

Noninterest income:
Gain on sale of securities	30	38	78	37
Service fees and other income	9	12	18	25
TOTAL NONINTEREST INCOME	39	50	96	62

Noninterest expense:
Equity in loss of limited partnership	11	14	11	36
General and administrative:
Compensation and benefits	260	275	552	558
Occupancy and equipment	20	20	43	43
Federal deposit insurance premiums	3	2	5	5
Legal and audit	44	52	76	96
Franchise taxes	45	42	90	88
Other operating expense	94	80	163	147
TOTAL NONINTEREST EXPENSE	477	485	940	973

INCOME BEFORE INCOME TAXES	354	334	747	576

Federal income taxes	105	97	224	162
NET INCOME	$ 249	$ 237	$ 523	$ 414
EARNINGS PER SHARE	$ 0.19	$ 0.17	$ 0.39	$ 0.30
DILUTED EARNINGS PER SHARE	$ 0.18	$ 0.17	$ 0.39	$ 0.29

SEE ACCOMPANYING NOTES.

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002

Net income	$ 523	$ 414
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(659)	513
Related income tax	(224)	(174)
	(435)	339

Reclassification adjustment:
Gain included in net income	(78)	(37)
Related income tax	27	12
	(51)	(25)
Other comprehensive income	(486)	314

COMPREHENSIVE INCOME	$ 37	$ 728

SEE ACCOMPANYING NOTES.

Next Page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 523	$ 414

Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	204	(21)
Depreciation	13	16
Amortization of deferred loan fees and costs	(9)	(4)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	9	(8)
Gain on sale of securities	(78)	(38)
Loss on sale of equipment	10	-
Equity in loss of limited partnership	11	36
Provision for loan losses	-	54
Federal Home Loan Bank stock dividends	(21)	(23)
	662	426
Net increase in accrued interest receivable, prepaid expenses and other assets	(283)	(6)
Net increase (decrease) in accrued interest, accounts payable and other liabilities	(637)	73
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(258)	493

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	3,985	2,065
Purchase of FHLB stock	-	-
Purchase of securities available for sale	(25,204)	(7,470)
Proceeds from maturity of securities available for sale	14,654	6,153
Proceeds from principal payments on mortgage-backed and related securities	2,599	2,847
Net (increase) decrease in interest-bearing deposits with banks	2,809	(2,731)
Net (increase) decrease in loans	1,481	(660)
Proceeds from sale of equipment	7	-
Additions to premises and equipment	(3)	(8)
NET CASH PROVIDED BY INVESTING ACTIVITIES	328	196

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in savings accounts, MMDAs and NOW accounts	(497)	1,760

Net increase (decrease) in certificates of deposits	1,603	(1,035)
Purchase of treasury shares	(709)	(245)
Cash dividends paid on common stock	(369)	(360)
Common stock options exercised	-	110
NET CASH PROVIDED BY FINANCING ACTIVITIES	28	230

NET INCREASE IN CASH	98	919

CASH AT BEGINNING OF PERIOD	766	1,167

CASH AT END OF PERIOD	$ 864	$2,086

Cash paid during the period for:
Interest	$1,110	$1,373
Income taxes	$ 130	$ 165

SEE ACCOMPANYING NOTES

Next Page

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
June 30, 2003 and 2002 (Unaudited)

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At June 30, 2003 the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, however, did not result in a reduction from basic earnings per share, as rounded to the nearest whole cent for the six month period ended June 30, 2003, but did result in a reduction for the three month period ended June 30, 2003.

The following table sets forth the computation of earnings per share for the three month and six month periods ended June 30, 2003 and June 30, 2002 (income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2003	2002	2003	2002

Net income	$ 249	$ 237	$ 523	$ 414
Earnings applicable to basic earnings per share	249	237	523	414
Average common shares	1,428,239	1,512,568	1,437,880	1,514,422
Less average unallocated ESOP shares	103,730	122,752	106,020	128,154
Average common shares outstanding - basic	1,324,509	1,389,816	1,331,860	1,386,268
Average common shares outstanding - diluted	1,351,380	1,411,107	1,358,650	1,406,328
Earnings per share - basic	$0.19	$0.17	$0.39	$0.30
diluted	$0.18	$0.17	$0.39	$0.29

Next Page

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion compares our consolidated financial condition at June 30, 2003 to December 31, 2002 and the results of operations for the three month and six month periods ended June 30, 2003 with the comparative periods ended June 30, 2002. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Changes in Financial Condition at June 30, 2003 and December 31, 2002

Total assets decreased by $620,000, or 0.6%, to $100.0 million at June 30, 2003 from $100.6 million at December 31, 2002. This decrease was primarily due to a $1.5 million decline in the loan portfolio as a result of accelerated principal prepayments. Funds received from loan repayments and existing cash were invested in securities, which increased $3.3 million to $51.4 million at June 30, 2003. The new securities were primarily shorter duration investments as compared to longer term loans and securities they replaced in order to better position the Company for anticipated higher interest rates.

Next Page

Deposits increased $1.1 million during this six month time period. The increase in deposits was comprised of a $1.6 million increase in certificates of deposit, partially offset by a $497,000 decrease in savings accounts and NOW accounts. Management perceives that the increase in deposits during the time period is primarily attributable to its decision to maintain deposit interest rates at levels generally higher than the local competition. This strategy is designed to gain market share in a low interest rate environment.

Shareholders' equity at June 30, 2003 was $17.3 million, a $1.0 million, or 5.7% decrease from December 31, 2002. The decrease in shareholders' equity was primarily the result of a $486,000 decrease in net unrealized gains on securities available for sale and a $709,000 increase in treasury shares, partially offset by a $154,000 increase in retained earnings. Retained earnings were reduced from higher levels during the period by the payment of $369,000 in dividends on common stock. The company repurchased 44,112 of its shares during the six month period ended June 30, 2003 at an average price of $16.07.

A portion of the repurchase of the aforementioned shares completed the 5.0% share repurchase program originally authorized in July 2002. During May, 2003, the Company's Board of Directors authorized another 12-month share repurchase program, up to a maximum of 5.0%, or 71,612 shares, of the total outstanding shares of the Company.

Book value per common share was $12.16 at June 30, 2003, compared to $12.51 at December 31, 2002. The dividend paid during each the first two quarters was equivalent to $0.14 per common share. At June 30, 2003 and December 31, 2002, there were 1,421,658 and 1,465,770 shares of common stock outstanding, respectively.

Nonperforming loans, consisting of nonaccruing loans and loans delinquent more than 90 days, totaled $1.1 million at June 30, 2003, or 2.8% of net loans receivable, compared to $1.5 million, or 3.8% of net loans receivable at December 31, 2002. The allowance for loan losses was $762,000 at June 30, 2003, representing coverage of 69.7% of non-performing loans and 2.0% of net loans receivable. At December 31, 2002, the allowance for loan losses was also $762,000, represented coverage of 50.2% of nonperforming loans and 1.9% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At June 30, 2003 and December 31, 2002 we had no foreclosed assets.

Results of Operations for the Three-Month Period Ended June 30, 2003 as Compared to June 30, 2002

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

Next Page

insurance premiums, salaries and benefits, office occupancy costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

Net Income. For the three months ended June 30, 2003, First Niles recorded net income of $249,000, as compared to $237,000 for the same period in 2002, an increase of $12,000, or 5.1% The increase in net income in the current quarter was primarily the result of a decrease in the provision for loan losses and a decrease in noninterest expense as explained below. Our annualized return on average assets was 0.99%, unchanged from the comparative period one year ago. The annualized return on shareholders' equity for the three months ended June 30, 2003 was 5.66% compared to 5.47% for the three months ended June 30, 2002. Earnings per share and diluted earnings per share for the three months ended June 30, 2003 was $0.19 and $0.18, respectively, as compared to $0.17 and $0.17 for the same three month period in 2002.

Net Interest Income. Net interest income decreased by $1,000, or 0.1%, for the three month period ended June 30, 2003 as compared to the respective 2002 period. For the three months ended June 30, 2003 the interest rate spread was 2.74% as compared to 2.79% for the same period one year prior. The net interest margin for the current period was 3.21%, as compared to 3.40% for the same period one year ago.

For the three months ended June 30, 2003 total interest income decreased by $123,000, or 8.5%, as compared to the same period in 2002. Specifically, interest income on loans receivable, investments and interest bearing deposits decreased a collective $239,000 for the three month period ended June 30, 2003 as compared to the same period in 2002. A $116,000 increase in interest on mortgage-backed and related securities for the three month period ended June 30, 2003 as compared to the same period in 2002 partially offset the aforementioned decrease. The yield on total earnings assets for the current quarter was 5.39%, as compared to 6.22% for the comparative quarter one year ago, a decline of 83 basis points.

Total interest expense decreased by $122,000, or 18.5%, as compared to the same period one year prior. Total interest on deposits also decreased $122,000 from period to period. The cost of funds for the quarter ended June 30, 2003 was 2.65%, as compared to 3.43% for the quarter ended June 30, 2002, a 78 basis point decrease.

The decreases effecting both the asset and liability sides of the balance sheet as described above were generally attributable to the continued downward movement in market interest rates experienced during the past year.

The cost of funds would have decreased further if not for the Company's borrowings from the FHLB. The cost of these borrowings were 4.58% at June 30, 2003, unchanged from June 30, 2002. These borrowings were obtained for subsequent reinvestment into investment securities (leverage strategy) and participation loans as they become available. The resulting net interest rate spread

Next Page

and net interest margin on this leveraged strategy is generally lower than the same measures derived from core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 193 basis points as of June 30, 2003. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

Provision for Loan Losses. For the three months ended June 30, 2003 the Company had no provision for loan losses compared to $24,000 for the same period in 2002. This decline is generally attributable to a stabilization in the overall asset quality of our loan portfolio. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income of $39,000 for the three months ended June 30, 2003 was $11,000 lower than during the same period in 2002. This decrease was essentially the result of a $8,000 decrease in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. Service fees and other income decreased by $3,000 during the current quarter as compared to the same quarter in 2002.

Noninterest Expense. Noninterest expense decreased $8,000, or 1.6%, for the three months ended June 30, 2003 as compared to the same period in 2002. This decrease was primarily attributable to a $15,000 decrease in compensation expense related to the retirement of one of the Company's executive officers, partially offset by routine salary increases and higher health insurance costs. The Company is considering hiring an additional loan officer. The addition of this employee would result in an increase in compensation expense in future financial reporting periods. Additionally, legal and audit expenses were $8,000 lower in the current quarter as compared to the same quarter one year ago. These decreases were partially offset by a $14,000 increase in other operating expense.

Federal Income Taxes. The provision for federal income taxes increased by $8,000 in the three months ended June 30, 2003 as compared to the same period in 2002, resulting in an income tax

Next Page

provision of $105,000. The effective tax rate in the current three month period was 29.7%. For the respective three-month period, one year prior, the effective tax rate was 29.0%. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Results of Operations for the Six-Month Periods Ended June 30, 2003 as Compared to June 30, 2002

Net Income. First Niles recorded net income of $523,000 for the six months ended June 30, 2003. The increase in net income was comprised of a $54,000 decrease in the provision for loan losses, a $50,000 increase in net interest income, a $33,000 decrease in noninterest expense and a $34,000 increase in noninterest income partially offset by a $62,000 increase in federal income tax expense. Our annualized return on average assets for the six-month period ended June 30, 2003 was 1.04%, compared to 0.86% for the same period one year ago. Our annualized return on average shareholders' equity was 5.87% for the six months ended June 30, 2003 as compared to 4.70% for the same period one year ago. Net income increased by $109,000, or 26.3% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Earnings per share, on a basic and diluted basis, for the six months ended June 30, 2003 was $0.39 and $0.39, respectively, as compared to $0.30 and $0.29 for the same six month period in 2002.

Net Interest Income. Net interest income increased by $50,000, or 3.2% for the six months ended June 30, 2003 as compared to the respective 2002 period. For the six months ended June 30, 2003 total interest income decreased by $201,000 and total interest expense decreased by $251,000 as compared to the same period in 2002. For the six months ended June 30, 2003, the interest rate spread was 2.71% as compared to 2.63% for the six months ended June 30, 2002. For the six months ended June 30, 2003 the net interest margin was 3.22% as compared to 3.29% for the six months ended June 30, 2002. For the six months ended June 30, 2003 the yield on interest earning assets was 5.44% as compared to 6.16% for the six months ended June 30, 2002, a decline of 72 basis points. The overall cost of funds was 2.73% for the six months ended June 30, 2003 as compared to 3.53% for the same period in 2002, a decline of 80 basis points. A significant decrease in market interest rates was the primary reason for the decline in the yield on interest earning assets as well as the decline in our overall cost of funds.

Provision for Loan Losses. The Company had no provision for loan losses for the six months ended June 30, 2003, as compared to $54,000 in the six months ended June 30, 2002.

Noninterest Income. Noninterest income totaled $96,000 for the six months ended June 30, 2003 as compared to $62,000 during the same period in 2002. Most of this increase was attributable to an $41,000 increase in gain on sale of investment securities in the current period as compared to the prior comparative period. Gain on sale of investment securities was $78,000 for the six months ended June 30, 2003 as compared to $37,000 for the six months ended June 30, 2002. This increase was partially offset by a $7,000 decline in service fees and other income on a comparative period basis.

Next Page

Noninterest Expense. Noninterest expense decreased $33,000, or 3.4%, for the six months ended June 30, 2003 as compared to the same period one year earlier. Equity in loss of limited partnership, legal and audit fees and compensation and benefits decreased by $25,000, $20,000 and $6,000, respectively. Partially offsetting these decreases was an $16,000 increase in other operating expense.

Federal Income Taxes. The provision for federal income taxes increased by $62,000 for the six months ended June 30, 2003 as compared to the same period in 2002. The increase in the provision for federal income taxes was primarily due to an increase in pre-tax income of $171,000. The effective tax rate was 30.0% for the six month period ended June 30, 2003 compared to 28.1% in the same period one year earlier. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $7.3 million at June 30, 2003.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2003 we had outstanding commitments to extend credit or purchase securities, totaling $6.7 million, including $2.2 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of June 30, 2003, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 15.32%, 15.32% and 40.15%, respectively.

Cautionary Forward-looking Statements

This document, including information incorporated by reference, contains, and future filings by First Niles Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by First Niles and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without

Next Page

limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by First Niles and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. First Niles disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption" Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

Next Page

Item 3.   Controls and Procedures

             An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner and (ii) recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in RULE 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

             The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Comapny to modify its disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:
There are no matters required to be reported under this item.
Item 2.	Changes in Securities:
There are no matters required to be reported under this item.
Item 3.	Defaults Upon Senior Securities:
There are no matters required to be reported under this item.
Item 4.	Submission of Matters to a Vote of Security Holders:
The annual meeting of shareholders of First Niles was held on April 16, 2003 at our office in Niles, Ohio. At that meeting the shareholders were asked to vote upon (i) the election of Directors William L. Stephens and Leonard T. Gantler, and (ii) the appointment of Anness, Gerlach & Williams as independent accountants for the fiscal year ending December 31, 2003. The voting on such matters was as follows:

Next Page

Director Election:
	Votes For	Votes Withheld
Director Stephens	1,296,334	--
Director Gantler	1,295,252	--
Directors not subject to election at the annual meeting and continuing in office are William S. Eddy, Paul J. Kramer and Ralph J. Zuzolo, Sr.
Independent Auditor Ratification:
	Votes For	Votes Against	Abstentions
Anness, Gerlach & Williams	1,285,524	574	9,254
Item 5.	Other Information:
There are no matters required to be reported under this item.
Item 6.	Exhibits and Reports on Form 8-K:
(a) The following exhibit is filed herewith:
See exhibit index
(b) Reports on Form 8-K:
On April 15, 2003, the Registrant filed a current Report on Form 8-K containing a press release announcing earnings for the quarter ended March 31, 2003.

Next Page

SIGNATURES

             In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant

Date:	August 14, 2003	By:	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)

Date:	August 14, 2003	By:	/s/ Thomas G. Maley Thomas G. Maley Controller (Principal Accounting Officer)

Next Page

INDEX TO EXHIBITS

Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.
4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens, George J. Swift and Lawrence Safarek filed as Exhibits 10.1, 10.2 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.0-24849), is incorporated herein by reference.
10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.
11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).
31.1	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)
31.2	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)
32	Section 1350 Certifications