Form 10QSB
period 2003-09-30
FIRST NILES FINANCIAL INC
filed 2003-11-14
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.
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

Shares of common stock, par value $.01 per share, outstanding as of November 3, 2003: 1,388,538

Transitional Small business Disclosure Format (check one): Yes No

NEXT PAGE

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
	September 30, 2003	December 31, 2002
ASSETS	(Unaudited)
Cash and cash equivalents:
Noninterest bearing	$ 1,384	$ 1,542
Interest bearing	4,794	8,438
Total cash and equivalents	6,178	9,980

Securities available for sale - at market	51,786	44,734
Securities to be held to maturity - at cost	450	3,349
Loans receivable, net of allowance for loan losses of $762 and $762	38,287	40,205
Accrued interest receivable	532	758
Federal Home Loan Bank stock, at cost	1,084	1,053
Real estate investment, limited partnership - at equity	141	163
Prepaid expenses and other assets	90	46
Prepaid federal income taxes	108	13
Premises and equipment, at cost less accumulated depreciation	300	334

TOTAL ASSETS	$98,956	$100,635

LIABILITIES
Deposits	$61,469	$60,895
Accrued interest payable	129	145
Accounts payable and other liabilities	725	1,282
Federal Home Loan Bank advances	20,500	19,500
Deferred federal income tax liability	80	480

TOTAL LIABILITIES	82,903	82,302
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued and outstanding	18	18
Paid in capital	6,883	6,888
Retained earnings	13,996	13,766
Net unrealized gains on securities available for sale	845	2,013
Common stock purchased by the Employee Stock Ownership Plan	(819)	(819)
Treasury stock - 365,873 shares and 288,641 shares	(4,870)	(3,533)
TOTAL SHAREHOLDERS' EQUITY	16,053	18,333
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$98,956	$100,635

SEE ACCOMPANYING NOTES

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans receivable:
First mortgage loans	$587	$668	$1,833	$1,998
Consumer and other loans	32	41	102	115
Mortgage-backed and related securities	280	133	738	429
Investments	329	573	1,193	1,702
Interest-bearing deposits	15	33	63	92
TOTAL INTEREST INCOME	1,243	1,448	3,929	4,336
Interest expense:
Deposits	287	415	940	1,319
Borrowings	228	225	671	668
TOTAL INTEREST EXPENSE	515	640	1,611	1,987
NET INTEREST INCOME	728	808	2,318	2,349
Provision for loan losses	-	12	-	66

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	728	796	2,318	2,283

Noninterest income:
Gain on sale of securities	55	74	133	112
Service fees and other income	21	14	29	38
TOTAL NONINTEREST INCOME	76	88	162	150
Noninterest expense:
Equity in loss of limited partnership	10	10	21	46
General and administrative:
Compensation and benefits	247	276	798	833
Occupancy and equipment	19	22	63	65
Federal deposit insurance premiums	2	2	7	7
Legal and audit	25	39	100	135
Franchise taxes	45	41	134	129
Other operating expense	84	68	237	216
TOTAL NONINTEREST EXPENSE	432	458	1,361	1,431
INCOME BEFORE INCOME TAXES	372	426	1,119	1,002
Federal income taxes	111	130	336	292
NET INCOME	$ 261	$ 296	$ 783	$ 710
BASIC EARNINGS PER SHARE	$ .20	$ .22	$ .59	$ .51
DILUTED EARNINGS PER SHARE	$ .20	$ .21	$ .58	$ .51

SEE ACCOMPANYING NOTES

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Net income	$ 783	$ 710
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(1,636)	391
Related income tax	(556)	(133)
	(1,080)	258
Reclassification adjustment:
Gain included in net income	(133)	(277)
Related income tax	45	94
	(88)	(183)
Other comprehensive income	(1,168)	75
COMPREHENSIVE INCOME	$ (385)	$ 785

SEE ACCOMPANYING NOTES

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 783	$ 710
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	201	(29)
Depreciation	20	25
Amortization of deferred loan fees and costs	(19)	(5)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	53	(23)
Gain on sale of securities	(133)	(112)
Loss on sale of equipment	11	-
Equity in loss of limited partnership	21	46
Provision for loan losses	-	66
Federal Home Loan Bank stock dividends	(32)	(35)
	905	643
Net increase in accrued interest receivable, prepaid expenses and other assets	88	15
Net increase (decrease) in accrued interest, accounts payable and other liabilities	(572)	87
NET CASH PROVIDED BY OPERATING ACTIVITIES	421	745
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	4,377	5,757
Purchase of securities available for sale	(40,194)	(17,987)
Proceeds from maturity of securities available for sale	27,075	7,047
Proceeds from principal payments on mortgage-backed and related securities	2,900	3,895
Net decrease in interest-bearing deposits with banks	4,421	1,182
Net (increase) decrease in loans	1,936	(671)
Proceeds from sale of equipment	7	-
Additions to premises and equipment	(4)	(19)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	518	(796)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings accounts, MMDAs and NOW accounts	(478)	2,159
Net increase (decrease) in certificates of deposits	1,052	(32)
Purchase of Treasury shares	(1,691)	(764)
Cash dividends paid on common stock	(553)	(535)
Proceeds from FHLB Advances	1,000	-
Common stock options exercised	349	110
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(321)	938
NET INCREASE IN CASH	618	887
CASH AT BEGINNING OF PERIOD	766	1,167
CASH AT END OF PERIOD	$1,384	$2,054
Cash paid during the period for:
Interest	$1,627	$2,019
Income taxes	$ 230	$ 299

SEE ACCOMPANYING NOTES

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
September 30, 2003 and 2002 (Unaudited)

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At September 30, 2003, the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution resulted in a reduction from basic earnings per share, as rounded to the nearest whole cent for the nine month period ended September 30, 2003, but did not result in a reduction for the three month period ended September 30, 2003.

The following table sets forth the computation of earnings per share for the three month periods ended September 30, 2003 and September 30, 2002 (income in thousands):

NEXT PAGE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$ 261	$ 296	$ 783	$ 710
Earnings applicable to basic earnings per share	261	296	783	710
Average common shares	1,410,961	1,478,590	1,429,953	1,504,193
Less average unallocated ESOP shares	99,142	117,939	103,702	122,723
Average common shares outstanding - basic	1,311,819	1,360,652	1,326,251	1,381,470
Average common shares outstanding - diluted	1,333,047	1,385,606	1,347,202	1,404,048
Earnings per share - basic	$0.20	$0.22	$0.59	$0.51
- diluted	$0.20	$0.21	$0.58	$0.51

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

NEXT PAGE

The following discussion compares our consolidated financial condition at September 30, 2003 to December 31, 2002 and the results of operations for the three month and nine month periods ended September 30, 2003 with the comparative periods ended September 30, 2002. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Changes in Financial Condition at September 30, 2003 and December 31, 2002

Total assets decreased by $1.7 million, or 1.7%, to $99.0 million at September 30, 2003 from $100.6 million at December 31, 2002. This decrease was primarily the result of loan prepayments. The loan portfolio declined $1.9 million with the proceeds therefrom being reinvested in short-term mortgage backed and related securities.

Deposits increased $574,000 during this nine month time period. The increase in deposits was comprised of a $1.1 million increase in certificates of deposit, partially offset by a $479,000 decrease in savings accounts and NOW accounts. Management perceives that the increase in deposits during the time period is primarily attributable to its decision to maintain deposit interest rates at levels generally higher than the local competition. This strategy is designed to gain market share in a low interest rate environment. Borrowings increased $1.0 million during the period, as the proceeds therefrom were invested in investment securities at a positive spread, as part of our leverage strategy as discussed below.

Shareholders' equity at September 30, 2003 was $16.1 million, a $2.3 million, or 12.4% decrease from December 31, 2002. The decrease in shareholders' equity was primarily the result of a $1.2 million decrease in net unrealized gains on securities available for sale and a $1.3 million increase in treasury shares, partially offset by a $231,000 increase in retained earnings. The company repurchased 105,112 of its shares during the nine month period ended September 30, 2003 at an average price of $16.09.

A portion of the repurchase of the aforementioned shares completed the 5.0% share repurchase program originally authorized in July 2002. During May, 2003, the Company's Board of Directors authorized another 12-month share repurchase program, up to a maximum of 5.0%, or 71,612 shares, of the total outstanding shares of the Company. This repurchase program was completed during the quarter ended September 30, 2003.

Book value per common share was $11.56 at September 30, 2003, compared to $12.51 at December 31, 2002. The dividend paid during each the first three quarters of 2003 was equivalent to $0.14 per common share. At September 30, 2003 and December 31, 2002, there were 1,388,538 and 1,465,770 shares of common stock outstanding, respectively.

Nonperforming loans, consisting of nonaccrual loans and loans delinquent more than 90 days, totaled $1.0 million at September 30, 2003, or 1.1% of total assets, compared to $1.5 million, or 1.5% of total assets as of December 31, 2002. The allowance for loan losses was $762,000 at September 30, 2003, representing coverage of 72.6% of non-performing loans and 2.0% of net loans receivable. At December 31, 2002, the allowance for loan losses was also $762,000, represented coverage of 50.2% of nonperforming loans and 1.9% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At September 30, 2003 and December 31, 2002 we had no foreclosed assets.

NEXT PAGE

Results of Operations for the Three-Month Period Ended September 30, 2003 as Compared to September 30, 2002

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

Net Income. For the three months ended September 30, 2003, First Niles recorded net income of $261,000, as compared to $296,000 for the same period in 2002, a decrease of $35,000, or 11.8% This net income resulted in an annualized return on average assets of 1.04%, as compared to 1.21% for the comparative period one year ago. The annualized return on shareholders' equity for the three months ended September 30, 2003 was 6.08% compared to 6.59% for the three months ended September 30, 2002. Earnings per share and diluted earnings per share for the three months ended September 30, 2003 were $0.20 and $0.20, respectively, as compared to $0.22 and $0.21 for the same three month period in 2002.

Net Interest Income. Net interest income decreased by $80,000, or 9.9%, for the three month period ended September 30, 2003 as compared to the respective 2002 period. For the three months ended September 30, 2003, the interest rate spread was 2.55% as compared to 2.81% for the same period one year prior. The net interest margin for the current period was 2.96%, as compared to 3.37% for the same period one year ago.

For the three months ended September 30, 2003, total interest income decreased by $205,000, or 14.2%, as compared to the same period in 2002. Specifically, interest income on loans receivable, investments and interest bearing deposits decreased a collective $352,000 for the three month period ended September 30, 2003 as compared to the same period in 2002. A $147,000 increase in interest on mortgage-backed and related securities for the three month period ended September 30, 2003 as compared to the same period in 2002 partially offset the aforementioned decrease. This increase was due to significantly higher balances of mortgage-backed and related securities during the period. The yield on total earnings assets for the current quarter was 5.05%, as compared to 6.06% for the comparative quarter one year ago.

Total interest expense decreased by $125,000, or 19.5%, as compared to the same period one year prior. Total interest on deposits decreased $128,000, or 30.8%, from period to period, despite higher average deposit balances. The cost of funds for the quarter ended September 30, 2003 was 2.50%, as compared to 3.25% for the quarter ended September 30, 2002.

The decreases effecting both the asset and liability sides of the balance sheet as described above were generally attributable to the continued downward movement in market interest rates experienced during the past year.

NEXT PAGE

The cost of funds would have decreased further if not for the Company's borrowings from the FHLB. The cost of these borrowings were 4.51% at September 30, 2003, as compared to 4.58% at December 31, 2002. These borrowings were obtained for subsequent reinvestment into investment securities in order to generate additional interest income. The resulting net interest rate spread and net interest margin on this leveraged strategy is generally lower than the same measures derived from core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 180 basis points as of September 30, 2003. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

Provision for Loan Losses. For the three months ended September 30, 2003 the Company had no provision for loan losses compared to a $12,000 provision for the same period in 2002. This decline is generally attributable to a stabilization in the overall asset quality of our loan portfolio. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income totaled $76,000 for the three months ended September 30, 2003, $12,000 less than during the same period in 2002. This decrease was essentially the result of a $19,000 decrease in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. Service fees and other income increased by $7,000 during the current quarter as compared to the same quarter in 2002.

Noninterest Expense. Noninterest expense decreased $26,000, or 5.7%, for the three months ended September 30, 2003 as compared to the same period in 2002. This decrease was primarily attributable to a $29,000 decrease in compensation expense related to the retirement of one of the Company's executive officers and one other officer. The duties of these officers have generally been absorbed by existing personnel and the addition of one employee. However, further staff additions may be necessary as the personnel situation is evaluated over the next several months.

NEXT PAGE

Federal Income Taxes. The provision for federal income taxes decreased by $19,000 in the three months ended September 30, 2003, as compared to the same period in 2002, resulting in an income tax provision of $111,000. The effective tax rate in the current three month period was 29.8%. For the respective three-month period, one year prior, the effective tax rate was 30.5%. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Results of Operations for the Nine-Month Periods Ended September 30, 2003 as Compared to September 30, 2002

Net Income. First Niles recorded net income of $783,000 for the nine months ended September 30, 2003. This net income resulted in an annualized return on average assets for the nine-month period of 1.04%, compared to 0.98% for the same period one year ago, and an annualized return on average shareholders' equity of 5.94%, as compared to 5.34% for the same period one year ago. Net income increased by $73,000, or 10.3%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in net income was comprised of a $70,000 decrease in noninterest expense, a $66,000 decrease in the provision for loan losses, and a $12,000 increase in noninterest income partially offset by a $31,000 decrease in net interest income and $44,000 increase in federal income tax expense. Earnings per share, on a basic and diluted basis, for the nine months ended September 30, 2003 was $0.59 and $0.58, respectively, as compared to $0.51 and $0.51 for the same nine month period in 2002.

Net Interest Income. Net interest income decreased by $31,000, or 1.3%, for the nine months ended September 30, 2003 as compared to the respective 2002 period. For the nine months ended September 30, 2003 total interest income decreased by $407,000, or 9.4%, and total interest expense decreased by $376,000, or 18.9%, as compared to the same nine month period in 2002. For the nine months ended September 30, 2003, the interest rate spread was 2.66% as compared to 2.68% for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 the net interest margin was 3.13% as compared to 3.32% for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the yield on interest earning assets was 5.31% as compared to 6.12% for the nine months ended September 30, 2002. The overall cost of funds was 2.65% for the nine months ended September 30, 2003, as compared to 3.44% for the same period in 2002. A significant decrease in market interest rates was the primary reason for the decline in the yield on interest earning assets as well as the decline in our overall cost of funds.

Provision for Loan Losses. The Company had no provision for loan losses for the nine months ended September 30, 2003, as compared to $66,000 for the nine months ended September 30, 2002.

NEXT PAGE

Noninterest Income. Noninterest income totaled $162,000 for the nine months ended September 30, 2003, as compared to $150,000 during the same period in 2002. Most of this increase was attributable to a $21,000 increase in gain on sale of investment securities in the current period as compared to the prior comparative period. Gain on sale of investment securities was $133,000 for the nine months ended September 30, 2003 as compared to $112,000 for the nine months ended September 30, 2002. This increase was partially offset by a $9,000 decline in service fees and other income on a comparative period basis.

Noninterest Expense. Noninterest expense decreased $70,000, or 4.9%, for the nine months ended September 30, 2003, as compared to the same period one year earlier. Equity in loss of limited partnership, legal and audit fees and compensation and benefits decreased by $25,000, $35,000 and $35,000, respectively. Other operating expenses and franchise taxes increased by a collective $26,000 from period to period. The reason for the decline in compensation and benefits was attributable to the decline in staff as previously explained.

Federal Income Taxes. The provision for federal income taxes increased by $44,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase in the provision for federal income taxes was primarily due to an increase in pre-tax income of $117,000. The effective tax rate was 30.0% for the nine month period ended September 30, 2003, as compared to 29.1% in the same period one year earlier. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $6.2 million at September 30, 2003.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At September 30, 2003, we had outstanding commitments to extend credit or purchase securities, totaling $4.0 million, including $2.0 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 3.0% and 8.0%, respectively. As of September 30, 2003, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 14.60%, 14.60% and 39.30%, respectively.

NEXT PAGE

Cautionary Forward-looking Statements

This document, including information incorporated by reference, contains, and future filings by First Niles Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by First Niles and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by First Niles and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. First Niles disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption" Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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
  the impact of changes in financial services' laws and regulations (including laws concerning taxes, accounting, banking, securities and insurance);
  the impact of technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.

NEXT PAGE

Item 3. Controls and Procedures

            An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner and (ii) recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

            The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

NEXT PAGE

Item 5.	Other Information:
There are no matters required to be reported under this item.
Item 6.	Exhibits and Reports on Form 8-K:
(a) The following exhibit is filed herewith:
See exhibit index
(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2003.

NEXT PAGE

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant
Date: November 14, 2003	By:	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)
Date: November 14, 2003	By:	/s/ Thomas G. Maley Thomas G. Maley Controller (Principal Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.
10.1	Employment Agreement between Registrant's operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as exhibits to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.0-24849), is incorporated herein by reference.

10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.
11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).
31.1	Rule 13a-14(c) Certifications for the Registrant's Chief Executive Officer.
31.2	Rule 13a-14(c) Certifications for the Registrant's Chief Financial Officer.
32	Section 1350 Certifications