Form 10KSB
period 2003-12-31
FIRST NILES FINANCIAL INC
filed 2004-03-30
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock on the Nasdaq System as of March 18, 2004, was $19.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 18, 2004, there were issued and outstanding 1,392,291 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB -- Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2003.

PART III of Form 10-KSB -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2004.

Transitional Small Business Disclosure Format: Yes   ;  No

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

            The business and management of First Niles consists of the business and management of Home Federal. At December 31, 2003, we had $100.0 million of assets and stockholders' equity of $16.6 million (or 16.6%] of total assets). Our common stock is traded on The Nasdaq SmallCap Market under the symbol "FNFI".

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

            Our market area has experienced a higher current unemployment rate than Ohio and the United States generally. In December 2003, Trumbull County had an unemployment rate of 6.3%, compared to an unemployment rate of 6.0% in Ohio, and 5.7% in the United States. Unemployment has increased as the result of the closing of two manufacturing plants in our market area during the previous several years. No new industry or employer has emerged in our market area to absorb the workers displaced by the plant closings. Furthermore, the population of Niles has remained relatively stagnant for the last 10 years, and is expected to remain relatively constant for the foreseeable future.

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

Lending Activities

            General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make permanent and construction loans on multi-family and commercial properties, home equity lines of credit, and a limited number of other consumer and commercial business loans. Our mortgage loans carry either a fixed or an adjustable interest rate. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2003, our net loan portfolio totaled $38.8 million, which constituted 38.8% of our total assets.

            All loans that we originate are subject to ratification by the Board of Directors. Commercial real estate loans and multi-family loans are generally reviewed by the Board before

NEXT PAGE

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

            At December 31, 2003, the maximum amount we could have loaned to any one borrower and the borrower's related entities was approximately $2.3 million. At December 31, 2003, our largest lending relationship to a single borrower or group of related borrowers consisted of three purchased participation loans aggregating 2.2 million. These loans were secured by an apartment complex, a combination warehouse, office, and retail complex and a hotel.

            Our second largest lending relationship at December 31, 2003 consisted of nine loans totaling $1.4 million. Of the nine loans, six were for the construction or development of residential housing, including condominiums, while three loans were secured by apartment rental units and commercial office space. Approximately $54,000 of this lending relationship was unfunded at December 31, 2003.

            Our next largest lending relationship consisted of a purchased participation loan for $980,000 secured by a warehouse located in Columbus, Ohio.

            Our fourth largest lending relationship at December 31, 2003 totaled $967,000 and consisted of a purchased participation loan secured by a warehouse located in Columbus, Ohio.

            Our fifth largest lending relationship consisted of six loans totaling $691,000 secured by residential rental properties and a small office building.

            Each of the above lending relationships was current and performing in accordance with its terms at December 31, 2003.

            We had three other lending relationships which exceeded $400,000 at December 31, 2003. As of that date, all of these lending relationships were current and performing generally in accordance with their loan terms. One relationship, though performing in accordance with its loan terms at December 31, 2003, was on nonaccrual status (See "Asset Quality -- Non-Performing Assets").

            Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. The dollar amounts and percentages were calculated before deductions for loans in process, deferred fees and discounts and allowances for losses.

NEXT PAGE

	December 31,
	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$27,745	67.54%	$27,469	64.98%
Commercial	6,147	14.96	7,078	16.74
Multi-family	1,230	2.99	2,349	5.56
Construction or development	3,492	8.51	2,635	6.23
Total real estate loans	38,614	94.00	39,531	93.51

Other Loans:
Consumer Loans:
Home equity line of credit	1,916	4.67	2,119	5.01
Other	310.75		385	0.91
Loans on Deposits	115.28		94	0.22
Total consumer loans	2,341	5.70	2,598	6.14
Commercial business loans	122.30		146	0.35
Total other loans	2,463	6.00	2,744	6.49
Total loans	41,077	100.00%	42,275	100.00%

Less:
Loans in process	1,457		1,254
Deferred fees and discounts	83		54
Allowance for losses	759		762
	2,299		2,070
Total loans receivable, net	$38,778		$40,205

NEXT PAGE

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$20,978	51.07%	$19,006	44.96%
Commercial	2,368	5.75	957	2.26
Multi-family	248.60		385	0.91
Construction or development	2,992	7.29	2,635	6.23
Total real estate loans	26,581	64.71	22,983	54.36

Consumer	425	1.03	322	0.76
Commercial business	122.30		146	0.35
	547	1.33	468	1.11
Total fixed-rate loans	27,128	66.04	23,451	55.47

Adjustable-Rate Loans:
Real estate:
One- to four-family	6,767	16.47	8,463	20.02
Commercial	3,784	9.21	6,121	14.48
Multi-family	982	2.39	1,964	4.65
Construction or development	500	1.22	---	---
Total real estate loans	12,033	29.29	16,548	39.15
Consumer	1,916	4.67	2,276	5.38
Total adjustable-rate loans	13,949	33.96	18,824	44.53
Total loans	41,077	100.00%	42,275	100.00%

Less:
Loans in process	1,457		1,254
Deferred fees and discounts	83		54
Allowance for loan losses	759		762
	2,299		2,070
Total loans receivable, net	$38,778		$40,205

NEXT PAGE

             The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios at December 31, 2003, before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Periods Ending December 31,
2004(1)	$3,409	6.47%	$ 5	8.51%	$3,414	6.47%
2005 to 2008	60	8.36	50	7.85	110	8.13
After 2008	23	5.00	67	5.57	90	5.42
Totals	$3,492	6.49	$122	6.64	$3,614	6.50

(1) Includes demand loans, non-accrual loans, loans having no stated maturity and overdraft loans.

            All of the loans in the above table due after December 31, 2004 have fixed interest rates.

            One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by our marketing efforts, present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 2003, one- to four-family residential mortgage loans totaled $27.7 million, or 67.5% of our gross loan portfolio.

            Home Federal currently originates one- to four-family mortgage loans on either a fixed or adjustable basis, as consumer demand dictates. The pricing strategy for fixed-rate mortgage loans revolves around setting interest rates that are competitive with other local financial institutions. Adjustable-rate mortgage loans are generally offered with either one-year or three-year repricing periods. Due to their wide availability and market rate sensitivity, we generally use the one-year and three-year U.S. Treasury Security Constants plus a stated margin over such indices for pricing of adjustable-rate mortgage loans. During the year ended December 31, 2003, we originated $289,000 of one- to four-family adjustable-rate mortgage loans and $7.3 million of one- to four-family, fixed-rate mortgage loans. We have not sold any mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis" in our Annual Report to Stockholders.

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

NEXT PAGE

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

            Commercial and Multi-family Real Estate Lending. We are engaged in commercial and multi-family real estate lending. These loans are secured primarily by small retail establishments, small office buildings, warehouses, and other non-residential and multi-family residential properties located in our market area. We also purchase participation interests in loans originated by other financial institutions. At December 31, 2003, commercial real estate loans totaled $6.1 million or 15.0% of our gross loan portfolio and multi-family real estate loans totaled $1.2 million or 3.0% of our gross loan portfolio.

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

NEXT PAGE

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

            Construction and Development Lending. We originate residential construction loans to individuals as well as loans secured by building lots or raw land held for development. Presently, all of these loans are secured by property located within our market area. We also purchase participation interests in construction loans originated by other lenders. At December 31, 2003, we had $3.5 million in construction and development loans outstanding, representing 8.5% of our gross loan portfolio. At December 31, 2003, our largest construction lending relationship consisted of a participation interest in a retail shopping center in Columbus, Ohio. Our participation interest totaled $500,000, with approximately $214,000 unfunded at December 31, 2003. This loan was performing in accordance with its terms at December 31, 2003.

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

            Loans secured by building lots or raw land held for development are generally granted with terms of up to five years and are available at a fixed interest rate. Payments on loans secured by building lots are due monthly and amortized on a 20-year basis, resulting in a balloon payment at maturity. Payments on raw land held for development are due monthly, and are interest only. Loans secured by building lots or raw land for development are granted based on both the financial strength of the borrower and the value of the underlying property. At December 31, 2003, we had $176,000 of loans secured by building lots and raw land.

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

NEXT PAGE

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

            The largest component of our consumer lending is home equity lines of credit, which we began offering during 2001. At December 31, 2003, our home equity line of credit portfolio totaled $1.9 million, or 4.7% of our gross loan portfolio. We are currently offering this product with a ten year draw period followed by a ten year repayment period. The minimum monthly payment during the draw period is interest only. The payments during the repayment period will fully amortize the outstanding debt after ten years. At December 31, 2003, we had $2.0 million of unused credit available under our home equity line of credit program.

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

NEXT PAGE

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

NEXT PAGE

            The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2003	2002
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$ 289	$826
- commercial	---	235
- multi-family	---	---
Non-real estate - consumer	850	1,662
Total adjustable-rate	1,139	2,723
Fixed rate:
Real estate - one- to four-family	7,338	5,974
- commercial	485	---
- multi-family	---	---
- land and development	27	34
Non-real estate - consumer	365	152
- commercial business	42	49
Total fixed-rate	8,257	6,209
Total loans originated	9,396	8,932

Purchases:
Real estate - one- to four-family	---	---
- commercial	286	750
- multi-family	---	---
- land and development	---	---
Total loans purchased	286	750
Mortgage-backed and related securities	30,187	10,007
Total purchased	30,473	10,757

Repayments:
Principal repayments	29,834	16,068
Total reductions	29,834	16,068
Increase (decrease) in other items, net	(816)	146
Net increase (decrease)	$9,219	$ 3,767

Asset Quality

            When a borrower fails to make a payment on a loan on or before the default date, the loan is considered 30 days past due. At that time, we generally send out a delinquent notice to the borrower. All delinquent accounts are reviewed by one of our collection officers, and at his or her discretion, we attempt to cause the delinquency to be cured by contacting the borrower. If the loan becomes 60 days delinquent, our legal counsel will generally send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current within 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring

NEXT PAGE

the account current. During this 30 day period, the collection officer may accept a written repayment plan from the borrower which would bring the account current within 90 days. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving consent from our Board of Directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

            Delinquent Loans. The following table sets forth our loan delinquencies by type, number, amount and percentage of type at December 31, 2003.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	11	$535	1.93%	8	$508	1.83%	19	$1,043	3.76%
Commercial	1	378	6.15	---	---	---	1	378	6.15
Multi-family	---	---	---	---	---	---	---	---	---
Construction or development	---	---	---	1	91	2.61	1	91	2.61
Consumer	2	61	2.60	4	24	1.03	6	85	3.63
Commercial	2	6	4.92	---	---	---	2	6	4.92

Total	16	$980	2.38%	13	$623	1.52%	29	$1,603	3.90%

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

	December 31,
	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$485	$131
Commercial real estate	378	413
Construction or development	---	---
Land	91	95
Total	954	639

Accruing loans delinquent more than 90 days:
One- to four-family	23	772
Multi-family	---	---
Commercial real estate	---	76
Construction or development	---	---
Consumer	24	24
Commercial business	---	7
Total	47	879

Real Estate Owned	---	---
Total non-performing assets	$1,001	$1,518
Total as a percentage of gross loans receivable	2.44%	3.59%

            Except as discussed below, there were no nonperforming loans to any one borrower or group of related borrowers that exceeded either individually or in the aggregate $250,000.

            Included in the table above is a commercial real estate loan with an outstanding balance of $378,000 at December 31, 2003. This loan is secured by an individual commercial property and was originated in December 1994 for $582,000, with a loan-to-value ratio of approximately 78%. In February 2001, this loan was placed on non-accrual status due to the financial condition of the borrower and the value of the collateral securing the loan. The loan was subsequently brought current and thereafter modified by agreement among the parties. Due to financial difficulties during 2003 due to changes in regulations affecting the borrower business, the borrower requested, and we agreed to, a temporary reduction in the amount of the borrower's monthly payments. The borrower has made all payments required under this revised schedule. We will consider removing this loan from nonaccrual status when the borrower demonstrates both a consistent payment history for at least 12 consecutive months and submits verifiable financial statements that indicate the ability to service its debt consistent with the loan terms.

            For the year ended December 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $62,000, of which none was included in interest income.

NEXT PAGE

            Other Loans of Concern. At December 31, 2003, there were no loans that were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

            In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2003, we had classified $1.0 million of our assets as substandard, which represents 6.0% of stockholders' equity and 1.0% of total assets. No assets were classified as doubtful or as loss.

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

NEXT PAGE

the period. Management also analyzes borrowers with significant outstanding balances to reevaluate credit risk, the quality of the loan and factors that may affect the borrowers' ability to pay. Accordingly, the allowance represents managements's estimate of losses inherent in our loan portfolio as of a specified date.

            Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to our allowance will be the result of periodic loan, property and collateral reviews and thus, cannot be predicted in advance. At December 31, 2003, our total allowance for loan losses represented coverage of 75.8% of non-performing loans. See Notes A and C of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders.

            The following table sets forth an analysis of our allowance for loan losses.

	At and For the Years Ended December 31,
	2003	2002
	(Dollars in Thousands)

Balance at beginning of period	$ 762	$ 676

Charge-offs: One- to four-family	3	---
Total charge-offs	3	---

Recoveries:	---	8
Net (charge-offs) recoveries	(3)	8
Additions charged to operations	---	78
Balance at end of period	$ 759	$762

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.01%	(0.02)%

Ratio of net charge-offs (recoveries) during the period to average non-performing loans	0.00%	(0.66)%

NEXT PAGE

            The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2003			2002
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$247	$27,745	67.54%	$209	$27,469	64.98%
Multi-family, commercial, real estate, construction or development	398	10,869	26.46	320	12,062	28.53
Consumer and commercial business	13	2,463	6.00	14	2,744	6.49
Unallocated	101	---	---	219	---	---
Total	$759	$41,077	100.00%	$ 762	$42,275	100.00%

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

NEXT PAGE

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

            Our investment securities consist primarily of U.S. agency securities. The U.S. agency securities consist of different callable securities, issued by either the Federal Home Loan Bank system, Fannie Mae or Freddie Mac. These securities have original maturities ranging from five to 15 years and original call periods ranging from one month to three years.

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

            Our policy is to purchase only collateralized mortgage obligations that are in the first or second repayment tranche (investment class) and are AAA rated. The expected life of our collateralized mortgage obligations is typically under five years at the time of purchase, although the contractual life may exceed 20 years. Premiums associated with collateralized mortgage obligations purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average life of the collateralized mortgage obligations. The purpose of our collateralized mortgage obligation investment strategy is to: (i) assist in maintaining Home Federal's qualified thrift lender status (see "Regulation - Qualified Thrift Lender"); (ii) generate high cash flow so as to lessen liquidity and reinvestment risk; (iii) preserve asset quality; and (iv) generate additional interest income. At December 31, 2003, we held collateralized mortgage obligations with a fair market value of $24.8 million, all of which were secured by underlying collateral issued under government agency-sponsored programs. Substantially all of our collateralized mortgage obligations and mortgage-backed securities are currently classified as available for sale. We anticipate classifying as available for sale all new purchases of securities. At December 31, 2003, $21.7 million of our collateralized mortgage obligations qualified as high risk mortgage securities under Office of Thrift Supervision regulations. These securities qualified as high-risk mortgage-related securities because of the current low interest rate environment. The low rate environment increases the likelihood that the underlying mortgages will prepay, which causes the estimated life of the securities, and therefore their market value, to become uncertain. At the time of purchase none of these securities qualified as high risks.

            While mortgage-backed and related securities, such as collateralized mortgage obligations, carry reduced credit risk as compared to conventional loans, mortgage-backed and related securities remain subject to the risk that a fluctuating interest rate environment, along

NEXT PAGE

with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and thus, affect both the prepayment speed, and value, of such securities.

            The following table sets forth the composition of our investment and mortgage-backed and related securities portfolio at the dates indicated. Our investment securities portfolio at December 31, 2003, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the U.S. Government or its agencies.

	December 31,
	2003		2002
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Investment securities:
Freddie Mac stock	$ 1,691	6.22%	$ 1,801	5.30%
U.S. agency securities	24,387	89.70	31,100	91.56
Federal Home Loan Bank stock	1,095	4.03	1,053	3.10
Other	15.05		15	0.04
Total investment securities and Federal Home Loan Bank stock	$27,188	100.00%	$33,969	100.00%

Mortgage-backed and related securities:
Collateralized mortgage obligations	$25,129	98.11%	$12,581	82.95%
Freddie Mac	---	---	712	4.70
Fannie Mae	484	1.89	1,875	12.36

Unamortized discounts, net	---	---	(1)	(0.01)
Total mortgage-backed and related securities	$25,613	100.00%	$15,167	100.00%

Other interest-earning investments:
Money market mutual fund	$ 882	13.72%	$ 988	11.71%
Interest-bearing deposits with banks	2,946	45.83	2,100	24.89
Federal funds sold	2,600	40.45	5,350	63.40
Total	$ 6,428	100.00%	$ 8,438	100.00%

NEXT PAGE

            The following table sets forth the contractual maturities of our investment and mortgage-backed and related securities at December 31, 2003.

	1 Year or Less	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	December 31, 2003 Balance Outstanding
	(Dollars in Thousands)
U.S. agency securities	$---	$2,030	$8,048	$14,309	$ ---	$24,387
Collateralized mortgage obligations	---	444	494	8,024	16,467	25,129
Freddie Mac	---	---	---	---	---	---
Fannie Mae	---	---	---	484	---	484

Total	$---	$ 2,174	$ 8,542	$25,817	$16,467	$50,000

Weighted average yield	---%	3.94%	5.68%	5.72%	4.90%	5.37%

Sources of Funds

            General. Our sources of funds are deposits and borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and short-term investments, and funds provided from operations.

            Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW accounts and certificate of deposit accounts currently ranging in terms from 91 days to five years. We only solicit deposits from our market area and do not use brokers to obtain deposits. We primarily rely on competitive pricing policies, advertising and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates, and competition. Deposit balances increased during 2003.

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

NEXT PAGE

            The following table sets forth the deposit flows at Home Federal during the periods indicated.

	Years Ended December 31,
	2003	2002
	(Dollars in Thousands)

Opening balance	$60,895	$57,061
Deposits	47,762	53,733
Withdrawals	(47,829)	(51,477)
Interest credited	1,108	1,578

Ending balance	$61,936	$60,895

Net increase (decrease)	$ 1,041	$ 3,834

Percent increase (decrease)	1.68%	6.72%

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	December 31,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:
Passbook and statement savings accounts (0.75%)(1)	$20,193	32.60%	$20,011	32.86%
NOW accounts (0.50%)(1)	4,378	7.07	4,435	7.28
Money market accounts (1.00%)(1)	3,830	6.19	4,186	6.88

Total non-certificates	28,401	45.86	28,632	47.02

Certificates:
1.01 - 3.00%	23,029	37.18	14,944	24.54
3.01 - 5.00%	10,104	16.31	15,788	25.93
5.01 - 7.00%	402.65		1,531	2.51

Total certificates	33,535	54.14	32,263	52.98
Total deposits	$61,936	100.00%	$60,895	100.00%

(1) Interest rates stated apply to December 31, 2003.

NEXT PAGE

            The following table shows rate and maturity information for our certificates of deposit as of December 31, 2003.

	1.01- 3.00%	3.01- 5.00%	5.01- 7.00%	Total	Percent
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2004	$ 5,864	$ 241	$ 269	$ 6,374	19.01%
June 30, 2004	6,467	753	11	7,231	21.56
September 30, 2004	4,201	866	---	5,067	15.11
December 31, 2004	3,590	333	---	3,923	11.70
March 31, 2005	1,050	189	---	1,239	3.69
June 30, 2005	607	549	---	1,156	3.45
September 30, 2005	383	340	---	723	2.16
December 31, 2005	---	1,349	---	1,349	4.02
March 31, 2006	---	861	---	861	2.57
June 30, 2006	342	1,225	---	1,567	4.67
September 30, 2006	366	---	---	366	1.09
December 31, 2006	159	---	---	159	0.47
Thereafter	---	3,398	122	3,520	10.50

Total	$23,029	$10,104	$ 402	$33,535	100.00%

Percent of total	68.67%	30.13%	1.20%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2003.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to12 Months	Over 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$4,054	$5,454	$5,569	$ 6,078	$21,155

Certificates of deposit of $100,000 or more	2,320	1,777	3,421	4,862	12,380

Total certificates of deposit	$6,374	$7,321	$8,990	$10,940	$33,535

            Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread or when we desire additional capacity to fund loan demand. At December 31, 2003, we had borrowings totaling $20.5 million. The average balance of our borrowings during this period was $19.8 million. Our current borrowings consist of twelve different Federal Home Loan Bank advances. Eleven advances have a fixed interest rate initial term, followed by a period where the advance converts to a variable rate, at the option of the Federal Home Loan Bank. The fixed initial terms range from three months to five years. After the fixed interest rate period expires, each advance converts to a variable rate equivalent to the three-month London Interbank Offered Rate. All the advances have an initial maturity of 10 years. The advances can be prepaid without penalty at the time of conversion from a fixed to a variable rate, and quarterly thereafter. We

NEXT PAGE

also have one fixed rate advance with an original maturity of three years. The weighted average interest rate of the twelve FHLB advances is 4.58% at December 31, 2003. See Note H of the Notes to Consolidated Financial Statements.

Subsidiary and Other Activities

            As a federally chartered savings association, Home Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its total assets, or $2.0 million at December 31, 2003, in the stock of, or unsecured loans, to service corporation subsidiaries. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 2003, Home Federal had no subsidiaries.

            In 1996, we acquired a 17.5% interest in an Ohio limited partnership formed to construct multi-family housing units. Under the terms of the limited partnership agreement, we have made a total capital contribution to the partnership of $500,000 and are allocated tax losses and affordable housing federal income tax credits. See Note D of Notes to Consolidated Financial Statements.

Regulation

            General.Home Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation, primarily by the Office of Thrift Supervision, and oversight extending to all our operations. Home Federal is a member of the Federal Home Loan Bank of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the thrift holding company of Home Federal, First Niles also is subject to federal regulation and oversight by the Office of Thrift Supervision.

            The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable deposits. FDIC-insured institutions are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980's. For the first quarter of 2004, the rate established by the FDIC for this purpose is 1.54 basis points per dollar of SAIF deposits and BIF deposits.

            Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC.

            The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies. This enforcement authority includes, among

NEXT PAGE

other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

            Home Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2003, our lending limit under this restriction was $2.3 million.

            Regulatory Capital Requirements. To be considered adequately capitalized, under the prompt corrective action regulations, a savings association must maintain the following capital ratios: a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 4% (unless its supervisory condition allows a 3% ratio), a Tier 1 risk-based ratio (the ratio of Tier 1 capital to risk-weighted assets) of at least 4%, and a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 8%. Total capital consists of Tier 1 and Tier 2 capital.

            Tier 1 capital generally consists of common stockholders equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2003, Home Federal had no intangible assets which were included in Tier 1 capital.

            To determine the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one-to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

            To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2003, Home Federal qualified as well capitalized, with a leverage ratio of 14.3%, a Tier 1 risk-based capital ratio of 35.5% and a total risk-based capital ratio of 38.6%. The OTS may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

            Under the prompt corrective action regulations, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are authorized, and under certain circumstances required, to take certain actions against a savings association that is not at least adequately capitalized. Such an association must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. For a savings association controlled by a holding company, the capital restoration plan must include a guarantee by the holding company limited to the lesser of 5% of the association's assets when it

NEXT PAGE

failed the "adequately capitalized" standard or the amount needed to satisfy the plan, and, in the event of the bankruptcy of the holding company, the guaranty would have priority over the claims of general creditors. Additional and more stringent restrictions may be applicable, depending on the financial condition of the association and other circumstances. If an association becomes critically undercapitalized, because it has a ratio of tangible equity to total assets of 2% or less, appointment of a receiver or conservator may be required.

            Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

            A savings association that is a subsidiary of a holding company, such as Home Federal, may make a capital distribution with prior notice to the Office of Thrift Supervision, in an amount that does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) if the savings association has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well capitalized following the proposed distribution. All other institutions or those seeking to exceed the noted amounts must obtain OTS approval of an application for a capital distribution before making the distribution.

            Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2003, Home Federal met the test.

            Any savings institution that fails to meet the qualified thrift lender test must either convert to a national bank, or restrict its branching rights, new activities and investments and dividends to those permissible for a national bank. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

            Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital and are subject to collateralization requirements. Affiliates of Home Federal include First Niles, Inc. and any company which is under common control with Home Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or

NEXT PAGE

acquire the securities of an affiliate. The Office of Thrift Supervision has the discretion to further restrict transactions of a savings associations with an affiliate on a case-by-case basis.

            Holding Company Regulation. First Niles is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. First Niles is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over us and our non-savings institution subsidiaries.

            First Niles generally is not subject to activity restrictions. If First Niles acquired control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than Home Federal or any other savings institution) would generally become subject to additional restrictions.

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

            A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2003, the portion of our reserves subject to this treatment for tax purposes totaled approximately $2.5 million.

            We file federal income tax returns on a fiscal year basis using the accrual method of accounting. First Niles intends to file a consolidated federal income tax return with Home Federal for the year ended December 31, 2003.

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

Executive Officers of First Niles

            William L. Stephens. Mr. Stephens, age 72, serves as Chairman of the Board, President and Chief Executive Officer of Home Federal and First Niles. He has served in such capacities for Home Federal since 1969 and for First Niles since its formation in October 1998.

            Lawrence Safarek. Mr. Safarek, age 54, currently serves as Vice President and Treasurer of Home Federal and First Niles. He has served in such capacities with Home Federal since 1995 and for First Niles since its formation in October 1998. Mr. Safarek has been employed with Home Federal in numerous other capacities since 1971.

NEXT PAGE

Employees

            At December 31, 2003, we had a total of 12 employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.    Description of Property

            We conduct our business through Home Federal's only office located in Niles, Ohio, which is owned by Home Federal. We believe that our current facilities are adequate to meet the present and foreseeable needs of Home Federal and First Niles. The total net book value of Home Federal's premises and equipment, including land, building and leasehold improvements and furniture, fixtures and equipment, at December 31, 2003 was $295,000. See Note E of Notes to Consolidated Financial Statements.

            We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by Home Federal at December 31, 2003 was $19,000.

Item 3.    Legal Proceedings

            From time to time First Niles is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, First Niles is not involved in any legal proceedings that are expected to have a material adverse impact on its consolidated financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of securityholders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

NEXT PAGE

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

            Page 42 of First Niles' 2003 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference. In addition, the "Equity Compensation Plan Information" contained in Part III, Item 11 of this Form 10-KSB is incorporated herein by reference.

Item 6.    Management's Discussion and Analysis or Plan of Operation

            Pages 4 to 15 of First Niles' 2003 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

Item 7.    Financial Statements

            The following information appearing in First Niles 2003 Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

            With the exception of the aforementioned information, First Niles' Annual Report to Stockholders for the year ended December 31, 2003, is not deemed filed as part of this Annual Report on Form 10-KSB.

NEXT PAGE

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 8A.    Controls and Procedures

            An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner and (ii) recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors

            Information concerning Directors of First Niles is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2004, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

            To First Niles' knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 2004.

Code of Ethics

            On January 19, 2004, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-KSB.

Item 10. Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2004, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2004, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

            Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2003.

NEXT PAGE

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	110,472	$12.53	24,561(1)
Equity compensation plans not approved by security holders	---	---	---

(1)   Includes 17,544 shares available for future grants under First Niles Financial, Inc's Stock Option and Incentive Plan and 7,017 shares available for future grants under First Niles Financial, Inc's Recognition and Retention Plan.

Item 12.    Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2004, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.    Exhibits and Reports on Form 8-K

            (a) Exhibits

            See Index to Exhibits

            (b) Reports on Form 8-K

            The Company did not "file" any Current Reports on Form 8-K during the quarter ended December 31, 2003.

Item 14.    Principal Accountant Fees and Services

            Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2004, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed no later than 120 days after the close of the fiscal year.

NEXT PAGE

SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC.

Date:	March 30, 2004	By:	/s/ William L. Stephens William L. Stephens Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

            In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Stephens William L. Stephens, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Date:	March 30, 2004
/s/ Leonard T. Gantler Leonard T. Gantler, Director	Date:	March 30, 2004
/s/ P. James Kramer P. James Kramer, Director	Date:	March 30, 2004
/s/ William S. Eddy William S. Eddy, Director	Date:	March 30, 2004
/s/ Ralph A. Zuzolo Ralph A. Zuzolo, Sr., Director	Date:	March 30, 2004
/s/ Thomas G. Maley Thomas G. Maley, Controller (Principal Accounting Officer)	Date:	March 30, 2004
NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document

3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), are incorporated by reference.

4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.

10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 000-24849), is incorporated herein by reference.
13	Annual Report to Stockholders
14	Code of Ethics
21	Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.
23	Consent of Accountants
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification