Form 10QSB
period 2004-03-31
FIRST NILES FINANCIAL INC
filed 2004-05-14
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.
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

Shares of common stock, par value $.01 per share, outstanding as of May 6, 2004: 1,390,531

Transitional Small business Disclosure Format (check one): Yes No

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Noninterest bearing	$ 1,574	$ 860
Interest bearing	9,385	6,428

Total cash and equivalents	10,959	7,288

Securities available for sale - at market	45,383	51,411
Securities to be held to maturity - at cost	232	295
Loans receivable, net of allowance for loan losses of $758 and $759 in	40,467	38,778
Accrued interest receivable	480	703
Federal Home Loan Bank stock, at cost	1,106	1,095
Real estate investment, limited partnership - at equity	125	135
Prepaid expenses and other assets	124	33
Prepaid federal income taxes	1	-
Premises and equipment, at cost less accumulated depreciation	305	295
TOTAL ASSETS	$99,182	$100,033
LIABILITIES
Deposits	$61,273	$61,936
Accrued interest payable	133	132
Accounts payable and other liabilities	630	662
Federal Home Loan Bank advances	20,500	20,500
Federal income tax payable	-	20
Deferred federal income tax liability	221	153
TOTAL LIABILITIES	82,758	83,403

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-

NEXT PAGE

	March 31, 2004	December 31, 2003
	(Unaudited)
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,879	6,879
Retained earnings	14,140	14,078
Net unrealized gains on securities available for sale	1,152	1,003
Common stock purchased by the Employee Stock Ownership Plan	(623)	(623)
Treasury stock - 376,120 shares and 355,101 shares	(5,141)	(4,725)
TOTAL SHAREHOLDERS' EQUITY	16,424	16,630

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$99,182	$100,033

SEE ACCOMPANYING NOTES

NEXT PAGE

CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans receivable:
First mortgage loans	$ 576	$ 631
Consumer and other loans	35	38
Mortgage-backed and related securities	274	204
Investments	330	459
Interest-bearing deposits	20	26
TOTAL INTEREST INCOME	1,235	1,358
Interest expense:
Deposits	268	340
Borrowings	230	220
TOTAL INTEREST EXPENSE	498	560
NET INTEREST INCOME	737	798
Provision for loan losses	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	737	798
Noninterest income:
Gain (loss) on sale of securities	94	49
Service fees and other	8	8
TOTAL NONINTEREST INCOME	102	57
Noninterest expense:
Equity in loss of limited partnership	9	-
General and administrative:
Compensation and benefits	258	292
Occupancy and equipment	25	23
Federal deposit insurance premiums	2	2
Legal and audit	35	31
Franchise taxes	48	45
Other operating expense	89	69

NEXT PAGE

	Three Months Ended March 31,
	2004	2003
TOTAL NONINTEREST EXPENSE	466	462
INCOME BEFORE INCOME TAXES	373	393
Federal income taxes	113	119
NET INCOME	$ 260	$ 274
BASIC EARNINGS PER SHARE	$ .20	$ .21
DILUTED EARNINGS PER SHARE	$ .20	$ .20

SEE ACCOMPANYING NOTES

NEXT PAGE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net income	$ 260	$ 274
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	320	(473)
Related income tax	109	(161)
	211	(312)
Reclassification adjustment:
Gain included in net income, net of income tax	(62)	(32)
Other comprehensive income (loss)	149	(345)
COMPREHENSIVE INCOME (LOSS)	$ 409	$ (71)

SEE ACCOMPANYING NOTES

NEXT PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 260	$ 274
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(8)	(5)
Depreciation	7	7
Amortization of deferred loan fees and costs	(1)	(2)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	16	(2)
Gain on sale of securities	(94)	(49)
Equity in loss of limited partnership	9	-
Loss on sale of fixed asset	13	-
Provision for loan losses	-	-
Federal Home Loan Bank stock dividends	(11)	(10)
	191	213
Net decrease in accrued interest receivable, prepaid expenses and other assets	130	27
Net increase (decrease) in accrued interest, accounts payable and other liabilities	(39)	36
NET CASH PROVIDED BY OPERATING ACTIVITIES	282	276

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	1,500	1,049
Purchase of securities available for sale	(9,000)	(11,091)
Proceeds from maturity of securities available for sale	12,000	4,835
Proceeds from principal payments on mortgage-backed and related securities	1,896	1,943
Net (increase) decrease in interest-bearing deposits with banks	(2,957)	2,507
Net (increase) decrease in loans	(1,688)	991

NEXT PAGE

	Three Months Ended March 31,
	2004	2003
Sale of fixed asset	4
Additions to premises	(33)	-
NET CASH PROVIDED BY USED IN INVESTING ACTIVITIES	1,722	234

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings accounts, MMDAs and NOW accounts	(124)	75
Net increase (decrease) in certificates of deposits	(539)	533
Purchase of Treasury shares	(617)	(538)
Cash dividends paid on common stock	(198)	(185)
Incentive stock options exercised	188	-
NET CASH PROVIDED BY USED IN FINANCING ACTIVITIES	(1,290)	(115)
NET INCREASE IN CASH	714	395
CASH AT BEGINNING OF PERIOD	860	766
CASH AT END OF PERIOD	$1,574	$1,161
Cash paid during the period for:
Interest	$ 497	$ 566
Income taxes	$ 130	$ 25

SEE ACCOMPANYING NOTES

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
March 31, 2004 and 2003 (Unaudited)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles Financial, Inc. ("First Niles") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the savings and loan industry.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Management believes that all normal recurring adjustments that are necessary for a fair presentation of interim period financial information have been reflected in these financial statements. The results of operations for the interim periods discussed herein are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and Notes included in the First Niles Financial, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At March 31, 2004 the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, is presented in the following table, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three month periods ended March 31, 2004 and March 31, 2003 (income in thousands):

NEXT PAGE

	Three Months Ended March 31,
	2004	2003

Net income	$ 260	$ 274
Earnings applicable to basic earnings per share	260	274
Average common shares	1,399,782	1,447,628
Less average unallocated ESOP shares	89,905	127,661
Average common shares outstanding - basic	1,309,877	1,319,966
Average common shares outstanding - diluted	1,332,011	1,345,565
Earnings per share - basic	$0.20	$0.21
diluted	$0.20	$0.20

NEXT PAGE

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion compares our consolidated financial condition at March 31, 2004 to December 31, 2003 and the results of operations for the three month period ended March 31, 2004 with the same period ended March 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets decreased by $851,000, or 0.9%, to $99.2 million at March 31, 2004 from $100.0 million at December 31, 2003. This decrease was primarily reflected in a $6.1 million decrease in total investment securities partially offset by a $3.7 million increase in total cash and cash equivalents and a $1.7 million increase in net loans receivable. The increase in cash and cash equivalents is expected to be temporary and occurred as management continues to search and analyze suitable investment alternatives.

The aforementioned decrease in assets was primarily related to a $645,000 decrease in total liabilities and a $206,000 decrease in shareholders' equity. Deposits decreased $664,000 during this three month time period. The decrease in deposits was comprised of a $125,000 aggregate decrease in savings accounts and NOW accounts and a $539,000 decrease in certificates of deposit.

Shareholders' equity at March 31, 2004 was $16.4 million, a $206,000, or 1.2% decrease from December 31, 2003. The decrease in shareholders' equity was primarily the result of stock

NEXT PAGE

repurchases totaling $417,000, partially offset by a $149,000 increase in net unrealized gains on securities available for sale. The company repurchased 35,719 of its shares during the quarter at an average price of $17.27. Book value per share was $11.91 at March 31, 2004, compared to $11.88 at December 31, 2003. The dividend paid during the quarter totaled $198,000 and was equivalent to $0.15 per common share. At March 31, 2004 and December 31, 2003, there were 1,378,291 and 1,399,310 shares of common stock outstanding, respectively.

Nonperforming loans, consisting of nonaccruing loans and accruing loans delinquent more than 90 days, totaled $1.1 million at March 31, 2004, or 1.1% of total assets, compared to $1.0 million, or 1.0% of total assets as of December 31, 2003. The allowance for loan losses was $758,000 at March 31, 2004, representing coverage of 70.3% of non-performing loans and 1.9% of net loans receivable. During the quarter ended March 31, 2004 a chargeoff in the amount of $1,000 reduced the allowance for loan losses.

At December 31, 2003, the allowance for loan losses was $759,000 and represented coverage of 75.8% of nonperforming loans and 2.0% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At March 31, 2004 and December 31, 2003 we had no foreclosed assets.

Results of Operations for the Three-Month Period Ended March 31, 2004

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

Net Income. For the three months ended March 31, 2004, First Niles recorded net income of $260,000 as compared to $274,000 in the comparative 2003 period, a decrease of $14,000, or 5.1%. This net income resulted in an annualized return on average assets of 1.04% as compared to 1.09% in the same period one year ago. The annualized return on shareholders' equity for the three months ended March 31, 2004 was 6.22% compared to 6.06% for the three months ended March 31, 2003. Basic earnings per share and diluted earnings per share for the three months ended March 31, 2004 was $0.20 and $0.20, respectively, as compared to $0.21 and $0.20, respectively, for the same period in 2003.

NEXT PAGE

Net Interest Income. Net interest income decreased by $61,000, or 7.6%, for the three month period ended March 31, 2004 as compared to the respective 2003 period. For the three months ended March 31, 2004 the interest rate spread was 2.58% as compared to 2.67% for the same period one year prior. The net interest margin for the current period was 2.74% as compared to 3.23% for the same period one year ago.

The major factor leading to the contraction in net interest rate spread and net interest margin was the continued decline in market interest rates over the past year which impacted the asset side of the balance sheet to a greater extent than the liability side.

For the three months ended March 31, 2004 total interest income decreased by $123,000, or 9.1%, as compared to the same period in 2003. Specifically, interest income on investments, loans receivable, investment securities and interest bearing deposits decreased a collective $193,000 for the three month period ended March 31, 2004 as compared to the same period in 2003. This decrease was offset by a $70,000 increase in interest income on mortgage-backed and related securities for the comparative three month periods. The average yield on interest earning assets declined from 5.49% during the first quarter of 2003 to 5.00% for the first quarter of 2004, which was the primary reason for the decline in interest income.

The Company continues to maintain its level of borrowings from the FHLB at $20.5 million. The proceeds from these borrowings have been reinvested into investment securities (leverage strategy). This strategy was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 152 basis points as of March 31, 2004. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

Eleven of our twelve FHLB Advances are convertible at the option of the FHLB on a specified date and quarterly thereafter to a variable rate based on 3-month LIBOR. At the time of conversion, each advance may be prepaid without penalty. At March 31, 2004, $17.0 million of the FHLB advances were subject to conversion at the next quarterly conversion date. During the past several quarters, as a strategy to mitigate the interest rate risk associated with such conversions in a rising interest rate environment, we have shortened the expected life and increased the cash flow of our investment portfolio by reducing the maturity of our callable U.S. Agency security portfolio and reinvesting the proceeds and other liquid funds into CMOs.

Total interest expense decreased by $62,000, or 11.1%, as compared to the same period one year prior. Total interest on deposits decreased $72,000, or 21.2%, from period to period. Interest expense on FHLB Advances increased from $220,000 to $230,000 on a period to period comparative basis. The overall cost of funds for the quarter ended March 31, 2004 was 2.42%, a 29 basis point decrease from the same quarter one year ago. The average interest rate on deposits

NEXT PAGE

for the quarter, which comprised 74.9% of total interest bearing liabilities at March 31, 2004, declined to 1.74%, 51 basis points lower than one year ago. The average interest rate on FHLB advances, which comprise the remaining portion of interest bearing liabilities, declined to 4.51% from 4.58% on a year to year basis.

Provision for Loan Losses. For the three months ended March 31, 2004 there was no provision for loan losses, unchanged from the comparative period in 2003. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income of $102,000 for the three months ended March 31, 2004 was $45,000 higher than during the same period in 2003. This increase was essentially the result of a $45,000 increase in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. Service fees and other income remained unchanged at $8,000 on a period to period comparative basis.

Noninterest Expense. Noninterest expense increased $4,000, or 0.9%, for the three months ended March 31, 2004 as compared to the same period in 2003. Compensation and benefits declined $34,000 on a quarter to quarter comparative basis, primarily due to the retirement of two officers. The duties of these officers were generally absorbed by existing staff and the addition of one employee. However, increases in several expense categories, including a $20,000 increase in other operating expense and a $9,000 increase in equity in loss of limited partnership more than offset the aforementioned cost savings. Other operating expense was higher, primarily due to the sale of a company owned automobile, which resulted in an expense of $13,000.

Federal Income Taxes. The provision for federal income taxes decreased by $6,000 in the three months ended March 31, 2004 as compared to the same period in 2003, resulting in a tax

NEXT PAGE

provision of $113,000. The decrease in the provision for federal income taxes as compared to the same period in 2003 was primarily due to a $20,000 decrease in pre-tax income from period to period. The effective tax rate in the current three month period was 30.3%, unchanged from one year prior. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $11.0 million at March 31, 2004.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2004, we had outstanding commitments to extend credit or purchase securities totaling $7.6 million, including $1.9 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0% and 8.0%, respectively. As of March 31, 2004, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 14.70%, 14.70% and 38.72%, respectively.

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

NEXT PAGE

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

Item 3.     Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner and (ii) recorded processed, summarized and reported within the time periods

NEXT PAGE

specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT PAGE

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:
There are no matters required to be reported under this item.
Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities:

Quarterly Stock Repurchase Activity

        On November 19, 2003, the Company's Board of Directors authorized management to repurchase up to 5.0% of the Company's outstanding common stock, or approximately 69,865 shares, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the first quarter of 2004 is as follows.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2004 - January 31, 2004	---	---	---	69,865
February 1, 2004 - February 29, 2004	4,400	17.15	4,400	65,465
March 1, 2004 - March 31, 2004	31,319	17.28	31,319	34,146
Total	35,719(1)	17.27	35,719	34,146

(1) All shares were purchased in open market transactions, pursuant to the Company's publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities:
There are no matters required to be reported under this item.
Item 4.	Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5.	Other Information:
There are no matters required to be reported under this item.

NEXT PAGE

Item 6.	Exhibits and Reports on Form 8-K:
(a) The following exhibit is filed herewith: See exhibit index (b) Reports on Form 8-K: None

NEXT PAGE

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant
Date: May 14, 2004	By:	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)
Date: May 14, 2004	By:	/s/ Thomas G. Maley Thomas G. Maley Controller (Principal Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.0-24849), is incorporated herein by reference.

10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.

10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.

11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).

31.1	Rule 13a-14(a) Certification for the Registrant's Chief Executive Officer.

31.2	Rule 13a-14(a) Certification for the Registrant's Chief Financial Officer.

32	Section 1350 Certifications