Form 10QSB
period 2004-06-30
FIRST NILES FINANCIAL INC
filed 2004-08-13
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.
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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Shares of common stock, par value $.01 per share, outstanding as of August 2, 2004: 1,387,501

Transitional Small business Disclosure Format (check one): Yes No

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Noninterest bearing	$1,025	$860
Interest bearing	2,620	6,428
Total cash and equivalents	3,644	7,288
Securities available for sale - at market	41,853	51,411
Securities to be held to maturity - at cost	7,203	295
Loans receivable, net of allowance for loan losses of $758 and $759	41,813	38,778
Accrued interest receivable	649	703
Federal Home Loan Bank stock, at cost	1,117	1,095
Real estate investment, limited partnership - at equity	122	135
Real estate owned	160	-
Prepaid expenses and other assets	153	33
Prepaid federal income tax	12	-
Deferred federal income tax	247	-
Premises and equipment, at cost less accumulated depreciation	298	295
TOTAL ASSETS	$97,271	$100,033
LIABILITIES
Deposits	60,566	61,936
Accrued interest payable	121	132
Accounts payable and other liabilities	681	662
Federal Home Loan Bank advances	20,500	20,500
Federal income tax payable	-	20
Deferred federal income tax liability	-	153
TOTAL LIABILITIES	81,868	83,403

NEXT PAGE

	June 30, 2004	December 31, 2003
	(Unaudited)
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,862	6,879
Retained earnings	14,188	14,078
Net unrealized gains on securities available for sale	240	1,003
Common stock purchased by the Employee Stock Ownership Plan	(623)	(623)
Treasury stock - 378,058 shares and 355,101 shares	(5,282)	(4,725)
TOTAL SHAREHOLDERS' EQUITY	15,403	16,630

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$97,271	$100,033

SEE ACCOMPANYING NOTES

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Interest income:
First mortgage loans	$603	$616	$1,179	$1,247
Consumer and other loans	35	31	70	70
Mortgage-backed and related securities	213	255	487	458
Investments	337	404	667	864
Interest-bearing deposits	13	22	33	48
TOTAL INTEREST INCOME	1,201	1,328	2,436	2,687

Interest expense:
Deposits	256	314	524	653
Borrowings	230	222	460	443
TOTAL INTEREST EXPENSE	486	536	984	1,096

NET INTEREST INCOME	715	792	1,452	1,591

Provision for loan losses	-	-	-	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	715	792	1,452	1,591

Noninterest income:
Gain on sale of securities	58	30	152	78
Service fees and other income	6	9	14	18
TOTAL NONINTEREST INCOME	64	39	166	96

Noninterest expense:
Equity in loss of limited partnership	3	11	12	11
Compensation and benefits	248	260	506	552
Occupancy and equipment	23	20	48	43
Federal deposit insurance premiums	2	3	5	5
Legal and audit	32	44	68	76
Franchise taxes	48	45	95	90
Other operating expense	75	94	163	163
TOTAL NONINTEREST EXPENSE	431	477	897	940

INCOME BEFORE INCOME TAXES	348	354	721	747

Federal income taxes	104	105	217	224
NET INCOME	$244	$249	$504	$523
EARNINGS PER SHARE	$0.19	$0.19	$0.39	$0.39
DILUTED EARNINGS PER SHARE	$0.18	$0.18	$0.38	$0.39

SEE ACCOMPANYING NOTES.

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003

Net income	$504	$523
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(1003)	(659)
Related income tax	(341)	(224)
	(662)	(435)
Reclassification adjustment:
Gain included in net income	(152)	(78)
Related income tax	52	27
	$(100)	$(51)
Other comprehensive income	(762)	(486)

COMPREHENSIVE INCOME	$(258)	$ 37

SEE ACCOMPANYING NOTES.

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$504	$523
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(8)	204
Depreciation	14	13
Amortization of deferred loan fees and costs	(6)	(9)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	50	9
Gain on sale of securities	(152)	(78)
Equity in loss of limited partnership	12	11
Loss on sale of fixed asset	13	10
Provision for loan losses	-	-
Federal Home Loan Bank stock dividends	(22)	(21)
	405	662
Net increase in accrued interest receivable, prepaid expenses and other assets	(238)	(283)
Net increase (decrease) in accrued interest, accounts payable and other liabilities	15	(637)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	182	(258)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	1,559	3,985
Purchase of securities available for sale	(19,000)	(25,204)
Proceeds from maturity of securities available for sale	13,000	14,654
Proceeds from principal payments on mortgage-backed and related securities	6,039	2,599
Net decrease in interest-bearing deposits with banks	3,808	2,809

NEXT PAGE

	Six Months Ended June 30,
	2004	2003
Net (increase) decrease in loans	(3,029)	1,481
Sale of fixed asset	4	7
Additions to premises	(34)	(3)
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,347	328

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings accounts, MMDAs and NOW accounts	(451)	(497)
Net increase (decrease) in certificates of deposits	(919)	1,603
Purchase of Treasury shares	(1,127)	(709)
Cash dividends paid on common stock	(393)	(369)
Incentive stock options exercised	526	-
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	(2,364)	28
NET INCREASE IN CASH	165	98
CASH AT BEGINNING OF PERIOD	860	766
CASH AT END OF PERIOD	$1,025	$ 864
Cash paid during the period for:
Interest	$995	$1,110
Income taxes	$230	$130

SEE ACCOMPANYING NOTES

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
June 30, 2004 and 2003 (Unaudited)

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At June 30, 2004, the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, is presented in the following table, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three and six month periods ended June 30, 2004 and June 30, 2003 (income in thousands):

NEXT PAGE

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$244	$249	$504	$523
Earnings applicable to basic earnings per share	$244	$249	$504	$523
Average common shares	1,387,728	1,428,239	1,392,821	1,437,880
Less average unallocated ESOP shares	85,634	103,730	87,812	106,020
Average common shares outstanding - basic	1,302,094	1,324,509	1,305,009	1,331,860
Average common shares outstanding - diluted	1,318,384	1,351,380	1,320,886	1,358,650
Earnings per share - basic	$0.19	$0.19	$0.39	$0.39
- diluted	$0.18	$0.18	$0.39	$0.39

Item 2.  Management's Discussion and Analysis

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

The following discussion compares our consolidated financial condition at June 30, 2004 to December 31, 2003 and the results of operations for the three and six month periods ended June 30, 2004 with the same periods ended June 30, 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets decreased by $2.8 million, or 2.8%, to $97.3 million at June 30, 2004 from $100.0 million at December 31, 2003. This decrease was primarily reflected in a $3.6 million decrease

NEXT PAGE

in total cash and cash equivalents and a $2.7 million decrease in total investment securities, partially offset by a $3.0 million increase in net loans receivable.

The aforementioned decrease in assets was primarily related to a $1.5 million decrease in total liabilities and a $1.2 million decrease in shareholders' equity. Deposits decreased $1.4 million during this six month time period. The decrease in deposits was comprised of a $451,000 aggregate decrease in savings accounts and NOW accounts and a $919,000 decrease in certificates of deposit.

Shareholders' equity at June 30, 2004 was $15.4 million, a $1.2 million, or 7.4% decrease from December 31, 2003. The decrease in shareholders' equity was primarily the result of a $763,000 decrease in net unrealized gains on securities available for sale and stock repurchases totaling $557,000, The company repurchased 64,919 of its shares during the six month period ended June 30, 2004 at an average price of $17.35. Book value per share was $11.19 at June 30, 2004, compared to $11.88 at December 31, 2003. The dividend paid during the first six months of 2004 totaled $393,000 and was equivalent to $0.15 per common share, per quarter. At June 30, 2004 and December 31, 2003, there were 1,376,353 and 1,399,310 shares of common stock outstanding, respectively.

Nonperforming assets, consisting of nonaccruing loans, accruing loans delinquent more than 90 days and real estate owned totaled $1.1 million at June 30, 2004, or 1.1% of total assets, compared to $1.0 million, or 1.0% of total assets as of December 31, 2003. The allowance for loan losses was $758,000 at June 30, 2004, representing coverage of 84.2% of non-performing loans and 71.5% of nonperforming assets. The allowance for loan losses at June 30, 2004 represented 1.8% of net loans receivable. At December 31, 2003, the allowance for loan losses was $759,000 and represented coverage of 75.8% of nonperforming loans and 2.0% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At June 30, 2004 we had $160,000 in real estate owned as the result of foreclosure. At December 31, 2003 we had no foreclosed assets.

Results of Operations for the Three-Month Period Ended June 30, 2004 as Compared to June 30, 2003

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

NEXT PAGE

costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

Net Income. For the three months ended June 30, 2004, First Niles recorded net income of $244,000 as compared to $249,000 in the comparative 2003 period, a decrease of $5,000, or 2.0%. This net income resulted in an annualized return on average assets of 0.99% unchanged from same comparative period one year ago. The annualized return on shareholders' equity for the three months ended June 30, 2004 was 6.13% compared to 5.66% for the three months ended June 30, 2003. Basic earnings per share and diluted earnings per share for the three months ended June 30, 2004 was $0.19 and $0.18, respectively, unchanged, respectively, from the same period in 2003.

Net Interest Income. Net interest income decreased by $77,000, or 9.7%, for the three month period ended June 30, 2004 as compared to the respective 2003 period. For the three months ended June 30, 2004 the interest rate spread was 2.57% as compared to 2.74% for the same period one year prior. The net interest margin for the current period was 2.95% as compared to 3.21% for the same period one year ago.

The major factor leading to the contraction in net interest rate spread and net interest margin was the continued decline in market interest rates over the past year which impacted the asset side of the balance sheet to a greater extent than the liability side.

For the three months ended June 30, 2004, total interest income decreased by $127,000, or 9.6%, as compared to the same period in 2003. Specifically, interest income on investment securities, mortgage-backed and related securities and interest bearing deposits decreased a collective $118,000 for the three month period ended June 30, 2004 as compared to the same period in 2003. Loan receivable declined only $9,000 on a comparative period basis. The primary reasons for the difference in these declines as described above is that the average balance of loans receivable increased on a year-to year basis, and investment securities, mortgage-backed and related securities and interest bearing deposits generally have a shorter duration than loans and thus exhibit a greater decline in portfolio yield in a declining interest rate environment. The average yield on interest earning assets declined from 5.39% during the second quarter of 2003 to 4.96% for the second quarter of 2004, which was the primary reason for the decline in interest income.

The Company continues to maintain its level of borrowings from the FHLB at $20.5 million. The proceeds from these borrowings have been reinvested into investment securities (leverage strategy). This strategy was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 163 basis points as of June 30, 2004. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an

NEXT PAGE

activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

Eleven of our twelve FHLB Advances are convertible at the option of the FHLB on a specified date and quarterly thereafter to a variable rate based on 3-month LIBOR. At the time of conversion, each advance may be prepaid without penalty. At June 30, 2004, $17.0 million of the FHLB advances were subject to conversion at the next quarterly conversion date. During the past several quarters, as a strategy to mitigate the interest rate risk associated with such conversions in a rising interest rate environment, we have shortened the expected life and increased the cash flow of our investment portfolio by reducing and laddering the maturity structure of our callable U.S. Agency security portfolio.

Total interest expense decreased by $50,000, or 9.3%, as compared to the same period one year prior. Total interest on deposits decreased $58,000, or 18.5%, from period to period.

The average interest rate on deposits for the quarter, which comprised 74.7% of total interest bearing liabilities at June 30, 2004, declined to 1.67%, 36 basis points lower than one year ago. Interest expense on FHLB Advances increased from $222,000 to $230,000 on a period to period comparative basis. The average interest rate on FHLB advances, which comprise the remaining portion of interest bearing liabilities, declined to 4.51% from 4.58% on a year to year basis. The overall cost of funds for the quarter ended June 30, 2004 was 2.39%, a 26 basis point decrease from the same quarter one year ago.

Provision for Loan Losses. For the three months ended June 30, 2004 there was no provision for loan losses, unchanged from the comparative period in 2003. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

NEXT PAGE

Noninterest Income. Noninterest income of $64,000 for the three months ended June 30, 2004 was $25,000 higher than during the same period in 2003. This increase was essentially the result of a $28,000 increase in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. Service fees and other income decreased $3,000 on a period to period comparative basis.

Noninterest Expense. Noninterest expense decreased $46,000, or 9.6%, for the three months ended June 30, 2004 as compared to the same period in 2003. Other operating expense declined $19,000 on a quarter to quarter comparative period basis. Compensation and benefits declined $12,000 on a quarter to quarter comparative basis, primarily due to the retirement of two officers. The duties of these officers were generally absorbed by existing staff and the addition of one employee.

Federal Income Taxes. The provision for federal income taxes decreased by $1,000 in the three months ended June 30, 2004 as compared to the same period in 2003, resulting in an income tax provision of $104,000. The decrease in the provision for federal income taxes as compared to the same period in 2003 was primarily due to a $6,000 decrease in pre-tax income from period to period. The effective tax rate in the current three month period was 29.9%, as compared to 29.7% one year prior. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Results of Operations for the Six-Month Periods Ended June 30, 2004 as Compared to June 30, 2003

Net Income. First Niles recorded net income of $504,000 for the six months ended June 30, 2004, as compared to $523,000 for the six months ended June 30, 2003, a decrease of $19,000, or 3.6%. The decrease in net income was comprised of a $139,000 decrease in net interest income, partially offset by a $70,000 increase in noninterest income and a $43,000 decrease in noninterest expense and a $7,000 decrease in federal income tax expense. Our annualized return on average assets for the six-month period ended June 30, 2004 was 1.01%, compared to 1.04% for the same period one year ago. Our annualized return on average shareholders' equity was 6.17% for the six months ended June 30, 2004 as compared to 5.87% for the same period one year ago. Earnings per share, on a basic and diluted basis, for the six months ended June 30, 2004 was $0.39 and $0.38, respectively, as compared to $0.39 and $0.39 for the same six month period in 2003.

Net Interest Income. Net interest income decreased by $139,000, or 8.7% for the six months ended June 30, 2004 as compared to the respective 2003 period. For the six months ended June 30, 2004, total interest income decreased by $251,000 and total interest expense decreased by $112,000 as compared to the same period in 2003. For the six months ended June 30, 2004, the interest rate spread was 2.57% as compared to 2.71% for the six months ended June 30, 2003.

NEXT PAGE

For the six months ended June 30, 2004 the net interest margin was 2.96% as compared to 3.22% for the six months ended June 30, 2003. For the six months ended June 30, 2004 the yield on interest earning assets was 4.98% as compared to 5.44% for the six months ended June 30, 2003, a decline of 46 basis points. The overall cost of funds was 2.41% for the six months ended June 30, 2004 as compared to 2.73% for the same period in 2003, a decline of 32 basis points. A significant decrease in market interest rates was the primary reason for the decline in the yield on interest earning assets as well as the decline in our overall cost of funds.

Provision for Loan Losses. The Company had no provision for loan losses for the six months ended June 30, 2004, unchanged from the six months ended June 30, 2003.

Noninterest Income. Noninterest income totaled $166,000 for the six months ended June 30, 2004 as compared to $96,000 for the same period in 2003. Most of this increase was attributable to a $74,000 increase in gain on sale of investment securities in the current period as compared to the prior comparative period.

Noninterest Expense. Noninterest expense decreased $43,000, or 4.6%, for the six months ended June 30, 2004 as compared to the same period one year earlier. This decrease was primarily attributable to a $46,000 decrease in compensation and benefits due to the retirement of two officers as described above, partially offset by slight increases in several expense categories.

Federal Income Taxes. The provision for federal income taxes decreased by $7,000 for the six months ended June 30, 2004 as compared to the same period in 2003. The decrease in the provision for federal income taxes was primarily due to a decrease in pre-tax income of $26,000. The effective tax rate was 30.1% for the six month period ended June 30, 2004 compared to 30.0% in the same period one year earlier. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $3.6 million at June 30, 2004.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain

NEXT PAGE

liquidity, and to meet operating expenses. At June 30, 2004, we had outstanding commitments to extend credit or purchase securities totaling $3.8 million, including $1.8 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0% and 8.0%, respectively. As of June 30, 2004, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 14.57%, 14.57% and 38.22%, respectively.

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

Item 3. Controls and Procedures

                  An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner and (ii) recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.
Changes in Securities and Small Business Issuer Purchases of Equity Securities:

Quarterly Stock Repurchase Activity

On November 19, 2003, the Company's Board of Directors authorized management to repurchase up to 5.0% of the Company's outstanding common stock, or approximately 69,865 shares, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the second quarter of 2004 is as follows.

Period	Total Number of Shares Pur- chased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2004 - April 30, 2004	---	---	---	34,146
May 1, 2004 - May 31, 2004	---	---	---	34,146
June 1, 2004 - June 30, 2004	29,200	$17.47	29,200	4,946
Total	29,200(1)	$17.47	29,200	4,946

(1) All shares were purchased in open market transactions, pursuant to the Company's publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities:
There are no matters required to be reported under this item.
Item 4.	Submission of Matters to a Vote of Security Holders:
(a), (b) and (c)
The annual meeting of shareholders of First Niles was held on April 21, 2004 at our office in Niles, Ohio. At that meeting the shareholders were asked to vote upon (i) the election of Directors

NEXT PAGE

P. James Kramer and Ralph A. Zuzolo, Sr. each for a three year term, and (ii) the appointment of Anness, Gerlach & Williams as independent accountants for the fiscal year ending December 31, 2004. The voting on such matters was as follows:

Director Election:
	Votes For	Votes Withheld
Director Kramer	1,235,803	15,100
Director Zuzolo	1,234,163	16,740

Directors not subject to election at the annual meeting and continuing in office are William L. Stephens, Leonard T. Gantler and William S. Eddy.
Independent Auditor Ratification:
	Votes For	Votes Against	Abstentions
Anness, Gerlach & Williams	1,221,590	100	29,213
Item 5.	Other Information:
There are no matters required to be reported under this item.
Item 6.	Exhibits and Reports on Form 8-K:
(a) The following exhibit is filed herewith:
See exhibit index
(b) Reports on Form 8-K:
None.

NEXT PAGE

SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant
Date: August 13, 2004	By:	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)
Date: August 13, 2004	By:	/s/ Thomas T. Maley Thomas G. Maley Controller (Principal Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.0-24849), is incorporated herein by reference.

10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.
11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).
31.1	Rule 13a-14(a) Certification for the Registrant's Chief Executive Officer.
31.2	Rule 13a-14(a) Certification for the Registrant's Chief Financial Officer.
32	Section 1350 Certifications

END