Form 10QSB
period 2004-09-30
FIRST NILES FINANCIAL INC
filed 2004-11-12
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.
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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Shares of common stock, par value $.01 per share, outstanding as of November 2, 2004: 1,384,553

Transitional Small business Disclosure Format (check one): Yes No

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Noninterest bearing	$993	$860
Interest bearing	8,117	6,428
Total cash and equivalents	9,110	7,288
Securities available for sale - at market	34,710	51,411
Securities to be held to maturity - at cost	10,177	295
Loans receivable, net of allowance for loan losses of $758 and $759	41,563	38,778
Accrued interest receivable	563	703
Federal Home Loan Bank stock, at cost	1,129	1,095
Real estate investment, limited partnership - at equity	118	135
Real estate owned	161	-
Prepaid expenses and other assets	111	33
Prepaid federal income tax	38	-
Deferred federal income tax	-	-
Premises and equipment, at cost less accumulated depreciation	297	295
TOTAL ASSETS	$97,977	$100,033
LIABILITIES
Deposits	60,471	61,936
Accrued interest payable	124	132
Accounts payable and other liabilities	745	662
Federal Home Loan Bank advances	20,500	20,500
Federal income tax payable	-	20
Deferred federal income tax liability	21	153
TOTAL LIABILITIES	81,861	83,403

NEXT PAGE

	September 30, 2004	December 31, 2003
	(Unaudited)
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,862	6,879
Retained earnings	14,282	14,078
Net unrealized gains on securities available for sale	760	1,003
Common stock purchased by the Employee Stock Ownership Plan	(623)	(623)
Treasury stock - 369,858 shares and 355,101 shares	(5,183)	(4,725)
TOTAL SHAREHOLDERS' EQUITY	16,116	16,630

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$97,977	$100,033

SEE ACCOMPANYING NOTES

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Interest income:
First mortgage loans	$623	$587	$1,802	$1,833
Consumer and other loans	35	32	105	102
Mortgage-backed and related securities	210	280	696	738
Investments	362	329	1,029	1,193
Interest-bearing deposits	15	15	48	63
TOTAL INTEREST INCOME	1,245	1,243	3,680	3,929

Interest expense:
Deposits	254	287	778	940
Borrowings	232	228	692	671
TOTAL INTEREST EXPENSE	486	515	1,470	1,611

NET INTEREST INCOME	759	728	2,210	2,318

Provision for loan losses	-	-	-	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	759	728	2,210	2,318

Noninterest income:
Gain on sale of securities	65	55	216	133
Service fees and other income	9	21	23	29
TOTAL NONINTEREST INCOME	74	76	239	162

Noninterest expense:
Equity in loss of limited partnership	5	10	17	21
Compensation and benefits	253	247	758	798
Occupancy and equipment	23	19	71	63
Federal deposit insurance premiums	2	2	7	7
Legal and audit	15	25	82	100
Franchise taxes	47	45	142	134
Other operating expense	71	84	235	237
TOTAL NONINTEREST EXPENSE	416	432	1,312	1,361

INCOME BEFORE INCOME TAXES	417	372	1,137	1,119

Federal income taxes	128	111	345	336
NET INCOME	$289	$261	$792	$783
EARNINGS PER SHARE	$0.22	$0.20	$0.61	$0.59
DILUTED EARNINGS PER SHARE	$0.22	$0.20	$0.60	$0.58

SEE ACCOMPANYING NOTES.

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Net income	$792	$783
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(151)	(1,636)
Related income tax	(51)	(556)
	(100)	(1,080)
Reclassification adjustment:
Gain included in net income	(217)	(133)
Related income tax	74	45
	$(143)	$(88)
Other comprehensive income	(243)	(1,168)

COMPREHENSIVE INCOME	$(549)	$(385)

SEE ACCOMPANYING NOTES.

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$792	$783
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(6)	201
Depreciation	21	20
Amortization of deferred loan fees and costs	(15)	(19)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	55	53
Gain on sale of securities	(217)	(133)
Equity in loss of limited partnership	17	11
Loss on sale of fixed asset	13	21
Provision for loan losses	-	-
Federal Home Loan Bank stock dividends	(34)	(32)
	626	905
Net (increase) decrease in accrued interest receivable, prepaid expenses and other assets	(136)	(88)
Net increase (decrease) in accrued interest, accounts payable and other liabilities	99	(572)
NET CASH PROVIDED BY OPERATING ACTIVITIES	589	421

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	1,625	4,377
Purchase of securities available for sale	(12,000)	(40,194)
Purchase of securities held to maturity	(12,000)	-
Proceeds from maturity of securities available for sale	19,000	27,075
Proceeds from maturity of securities held to maturity	2,000	-
Proceeds from principal payments on mortgage-backed and related securities	7,988	2,900

NEXT PAGE

	Nine Months Ended September 30,
	2004	2003
Net (increase) decrease in interest-bearing deposits with banks	(1,690)	4,421
Net (increase) decrease in loans	(2,770)	1,936
Sale of fixed asset	4	7
Additions to premises	(40)	(4)
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,117	518

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings accounts, MMDAs and NOW accounts	(818)	(478)
Net increase (decrease) in certificates of deposits	(648)	1,052
Purchase of Treasury shares	(1,199)	(1,691)
Cash dividends paid on common stock	(587)	(553)
Proceeds from FHLB Advances	--	1,000
Incentive stock options exercised	679	349
NET CASH USED IN FINANCING ACTIVITIES	(2,573)	321
NET INCREASE IN CASH	133	618
CASH AT BEGINNING OF PERIOD	860	766
CASH AT END OF PERIOD	$993	$1,384
Cash paid during the period for:
Interest	$1,479	$1,627
Income taxes	$365	$230

SEE ACCOMPANYING NOTES

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
September 30, 2004 and 2003 (Unaudited)

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At September 30, 2004, the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, is presented in the following table, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three and six month periods ended September 30, 2004 and September 30, 2003 (income in thousands):

NEXT PAGE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$289	$261	$792	$783
Earnings applicable to basic earnings per share	$289	$261	$792	$783
Average common shares	1,386,192	1,410,961	1,390,092	1,429,953
Less average unallocated ESOP shares	81,264	99,142	85,614	103,702
Average common shares outstanding - basic	1,304,927	1,311,819	1,304,479	1,326,251
Average common shares outstanding - diluted	1,320,223	1,333,047	1,318,207	1,347,202
Earnings per share - basic	$0.22	$0.20	$0.61	$0.59
- diluted	$0.22	$0.20	$0.60	$0.58

Item 2.  Management's Discussion and Analysis

Executive Overview

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

NEXT PAGE

changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

Short-term market interest rates generally increased during the third quarter of 2004. However, the yield curve has continued to remain relatively steep during this period. It is anticipated that short-term market interest rates will continue to increase in future periods and that short-term interest rates may increase faster than long-term interest rates, thus flattening the yield curve. If this occurs, the resulting interest environment is likley to have a negative impact on our results of operations as our interest-bearing liabilities generally are priced in relation to short-term interest rates, while our interest-earning assets generally are priced in relation to long-term interest rates. As a result, in such an environment, the spread between the yield on our interest-earning assets and our interest-bearing liabilities would be expected to decrease. If both short-term and long-term interest rates increase to a similar degree and the slope of the yield curve remains essentially unchanged, our spread may still decrease because our interest-bearing liabilities reprice faster than our interest-earning assets.

In order to diminish the effect of the anticipated interest rate environments described above, management has shortened the average life of our investment portfolio and focused new purchases of securities into single step, U.S. agency securities. These securities have a fixed interest rate for usually two to three years and are callable, at various intervals, during this time. After this initial fixed interest rate period, the security is either called, or if not, the interest rate rises significantly, and the security is no longer callable. Management has focused its purchases of such securities to those with interest rate steps of at least 200 basis points.

The following discussion compares our consolidated financial condition at June 30, 2004 to December 31, 2003 and the results of operations for the three and nine month periods ended September 30, 2004 with the same periods ended September 30, 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets decreased by $2.1 million, or 2.1%, to $98.0 million at September 30, 2004 from $100.0 million at December 31, 2003. This decrease was primarily reflected in a $6.8 million decrease in total investment securities, partially offset by a $2.8 million increase in net loans receivable and a $1.8 million increase in cash and cash equivalents.

Deposits also decreased $1.5 million during this nine month time period. The decrease in deposits was comprised of a $818,000 aggregate decrease in savings accounts and NOW accounts and a $648,000 decrease in certificates of deposit.

Shareholders' equity at September 30, 2004 was $16.1 million, a $514,000, or 3.1% decrease from December 31, 2003. The decrease in shareholders' equity was primarily the result of a

NEXT PAGE

$243,000 decrease in net unrealized gains on securities available for sale and stock repurchases totaling $458,000, The company repurchased 68,908 of its shares during the nine month period ended September 30, 2004 at an average price of $17.40. Book value per share was $11.64 at September 30, 2004, compared to $11.88 at December 31, 2003. The dividend paid during the first nine months of 2004 totaled $587,000 and was equivalent to $0.15 per common share, per quarter. At September 30, 2004 and December 31, 2003, there were 1,384,553 and 1,399,310 shares of common stock outstanding, respectively.

Nonperforming assets, consisting of nonaccruing loans, accruing loans delinquent more than 90 days and real estate owned totaled $993,000 at September 30, 2004, or 1.0% of total assets, compared to $1.0 million, or 1.0% of total assets as of December 31, 2003. The allowance for loan losses was $758,000 at September 30, 2004, representing coverage of 91.1% of non-performing loans and 76.3% of nonperforming assets. The allowance for loan losses at September 30, 2004 represented 1.8% of net loans receivable. At December 31, 2003, the allowance for loan losses was $759,000 and represented coverage of 75.8% of nonperforming loans and nonperforming assets, as we did not have any real estate owned at that date. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At September 30, 2004 we had $161,000 in real estate owned as the result of foreclosure. At December 31, 2003 we had no foreclosed assets.

Results of Operations for the Three-Months Ended September 30, 2004 as Compared to September 30, 2003

Net Income. For the three months ended September 30, 2004, First Niles recorded net income of $289,000 as compared to $261,000 in the comparative 2003 period, an increase of $28,000, or 10.7%. This net income resulted in an annualized return on average assets of 1.18% as compared to 1.04% for the comparative period one year ago. The annualized return on shareholders' equity for the three months ended September 30, 2004 was 7.31% compared to 6.08% for the three months ended September 30, 2003. Basic earnings per share and diluted earnings per share for the three months ended September 30, 2004 was $0.22 and $0.22, respectively, as compared to $0.20 and $0.20 respectively, for the same period in 2003.

Net Interest Income. Net interest income increased by $31,000, or 4.3%, for the three month period ended September 30, 2004 as compared to the respective 2003 period. For the three months ended September 30, 2004 the interest rate spread was 2.81% as compared to 2.55% for the same period one year prior. The net interest margin for the current period was 3.17% as compared to 2.96% for the same period one year ago, an increase of 21 basis points.

For the three months ended September 30, 2004, total interest income increased $2,000, or 1.6%, as compared to the same period in 2003. Specifically, interest income on investment securities, mortgage-backed and related securities and interest bearing deposits decreased a collective

NEXT PAGE

$37,000 for the three month period ended September 30, 2004 as compared to the same period in 2003. Interest on loans increased $39,000 on a comparative period basis. The primary reasons for the differences as described above are that the average balance of loans receivable increased on a year-to year basis, and the aggregate average balance of investment securities, mortgage-backed and related securities and interest bearing deposits, declined on a year to year basis. The average yield on interest earning assets increased from 5.05% during the third quarter of 2003 to 5.19% for the third quarter of 2004, which was the primary reason for the increase in interest income.

The Company continues to maintain its level of borrowings from the FHLB at $20.5 million. The proceeds from these borrowings have been reinvested into investment securities (leverage strategy). This strategy was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 124 basis points as of September 30, 2004. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

Eleven of our twelve FHLB Advances are convertible at the option of the FHLB on a specified date and quarterly thereafter to a variable rate based on 3-month LIBOR. At the time of conversion, each advance may be prepaid without penalty. At September 30, 2004, $17.0 million of the FHLB advances were subject to conversion at the next quarterly conversion date. During the past several quarters, as a strategy to mitigate the interest rate risk associated with such conversions in a rising interest rate environment, we have shortened the expected life and increased the cash flow of our investment portfolio by reducing and laddering the maturity structure of our callable U.S. Agency security portfolio.

Total interest expense decreased by $29,000, or 5.6%, as compared to the same period one year prior. Total interest on deposits decreased $33,000, or 11.5%, from period to period. The average interest rate on FHLB advances, which comprise the remaining portion of interest bearing liabilities, remained unchanged at 4.51% on a year to year basis, although interest expense on FHLB Advances increased from $228,000 to $232,000 on a period to period comparative basis, due to a higher average balance. The overall cost of funds for the quarter ended September 30, 2004 was 2.38%, a 12 basis point decrease from the same quarter one year ago.

Provision for Loan Losses. For the three months ended September 30, 2004 there was no provision for loan losses, unchanged from the comparative period in 2003. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value

NEXT PAGE

of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income of $74,000 for the three months ended September 30, 2004 was $2,000 lower than during the same period in 2003. This decrease was essentially the result of a $12,000 decrease in service fees and other income, partially offset by a $10,000 increase in gain on sale of investment securities.

Noninterest Expense. Noninterest expense decreased $16,000, or 3.7%, for the three months ended September 30, 2004 as compared to the same period in 2003. Other operating expense declined $13,000 on a quarter to quarter comparative period basis. Legal and audit expense was also $10,000 lower on a comparative period basis due to various cost containment measures implemented by management.

Federal Income Taxes. The provision for federal income taxes increased by $17,000 in the three months ended September 30, 2004 as compared to the same period in 2003, resulting in an income tax provision of $128,000. The increase in the provision for federal income taxes as compared to the same period in 2003 was primarily due to a $45,000 increase in pre-tax income from period to period. The effective tax rate in the current three month period was 30.7%, as compared to 29.9% one year prior. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Results of Operations for the Nine-Months Ended September 30, 2004 as Compared to September 30, 2003

Net Income. First Niles recorded net income of $792,000 for the nine months ended September 30, 2004, as compared to $783,000 for the nine months ended September 30, 2003, an increase of $9,000, or 1.1%. The increase in net income was comprised of a $77,000 increase in noninterest income and a $49,000 decrease in noninterest expense partially offset by a $108,000 decrease in net interest income and a $9,000 increase in federal income tax expense. Our annualized return on average assets for the nine-month period ended

NEXT PAGE

September 30, 2004 was 1.07%, compared to 1.04% for the same period one year ago. Our annualized return on average shareholders' equity was 6.54% for the nine months ended September 30, 2004 as compared to 5.94% for the same period one year ago. Earnings per share, on a basic and diluted basis, for the nine months ended September 30, 2004 was $0.61 and $0.60, respectively, as compared to $0.59 and $0.58 for the same nine month period in 2003.

Net Interest Income. Net interest income decreased by $108,000, or 4.7% for the nine months ended September 30, 2004 as compared to the respective 2003 period. For the nine months ended September 30, 2004, total interest income decreased by $249,000 and total interest expense decreased by 141,000 as compared to the same period in 2003. For the six months ended September 30, 2004, the interest rate spread was 2.65% as compared to 2.66% for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, the net interest margin was 3.03% as compared to 3.13% for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, the yield on interest earning assets was 5.05% as compared to 5.31% for the nine months ended September 30, 2003, a decline of 26 basis points. The overall cost of funds was 2.40% for the nine months ended September 30, 2004 as compared to 2.65% for the same period in 2003, a decline of 25 basis points. A continued general decline in market interest rates was the primary reason for the decline in the yield on interest earning assets as well as the decline in our overall cost of funds. The decline in market interest rates has started to reverse during the latter several months and the effects are evident in the latest quarter's yields, margin and spread.

Provision for Loan Losses. The Company had no provision for loan losses for the nine months ended September 30, 2004, unchanged from the nine months ended September 30, 2003.

Noninterest Income. Noninterest income totaled $239,000 for the nine months ended September 30, 2004 as compared to $162,000 for the same period in 2003. This increase was attributable to a $83,000 increase in gain on sale of investment securities in the current period as compared to the prior comparative period, partially offset by a $6,000 decrease in service fees and other income.

Noninterest Expense. Noninterest expense decreased $49,000, or 3.6%, for the nine months ended September 30, 2004 as compared to the same period one year earlier. This decrease was primarily attributable to a $40,000 decrease in compensation and benefits due to the retirement of two officers during the 2003 period and an $18,000 decrease in legal and audit expense, partially offset by slight increases in several expense categories.

Federal Income Taxes. The provision for federal income taxes increased by $9,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase in the provision for federal income taxes was primarily due to an increase in pre-tax income of $9,000. The effective tax rate was 30.3% for the nine month period ended September 30, 2004 compared to 30.0% in the same period one year earlier. The above effective tax rates differ from the

NEXT PAGE

statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $9.1 million at September 30, 2004.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At September 30, 2004, we had outstanding commitments to extend credit or purchase securities totaling $9.3 million, including $1.8 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0% and 8.0%, respectively. As of September 30, 2004, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 14.90%, 14.90% and 39.24%, respectively.

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

NEXT PAGE

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

Item 3. Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner and (ii) recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over

NEXT PAGE

financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities:

Quarterly Stock Repurchase Activity

On November 19, 2003, the Company's Board of Directors authorized management to repurchase up to 5.0% of the Company's outstanding common stock, or approximately 69,865 shares, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date, but was completed on August 27, 2004. The plan was completed with a total of 68,908 shares being repurchased, 957 shares less than the maximum authorized. The reduction in total shares repurchased was due to certain Securities and Exchange Commission restrictions limiting a Company's share repurchase activities. Information on the shares purchased during the third quarter of 2004 is as follows.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2004 - July 30, 2004	---	---	---	4,946
August 1, 2004 - August 31, 2004	3,989	$18.00	3,989	-
September 1, 2004 - September 30, 2004	---		---	-
Total	3,989(1)		3,989	-

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

Item 6. Exhibits and Reports on Form 8-K:

(a)   The following exhibit is filed herewith:

        See exhibit index

(b)   Reports on Form 8-K:

On July 15, 2004, the Registrant filed a current Report on Form 8-K containing a press release announcing earnings for the quarter ended June 30, 2004

19
NEXT PAGE

SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant
Date: November 12, 2004	By:	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)
Date: November 12, 2004	By:	/s/ Thomas T. Maley Thomas G. Maley Controller (Principal Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.0-24849), is incorporated herein by reference.

10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.
11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).
31.1	Rule 13a-14(a) Certification for the Registrant's Chief Executive Officer.
31.2	Rule 13a-14(a) Certification for the Registrant's Chief Financial Officer.
32	Section 1350 Certifications

END