Form 10KSB
period 2004-12-31
FIRST NILES FINANCIAL INC
filed 2005-03-31
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

COMMISSION FILE NUMBER:    0-24849

FIRST NILES FINANCIAL, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1870418 (I.R.S. Employer Identification No.)

55 North Main Street, Niles, Ohio (Address of principal executive offices)	44446-5097 (Zip Code)

Issuer's telephone number:           (330) 652-2539

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES .   NO .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the issuer's revenues for its most recent fiscal year: $5.2 million.

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the closing sales price of such stock on the Nasdaq System as of March 18, 2005, was $16.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 21, 2005, there were issued and outstanding 1,384,553 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
PART II of Form 10-KSB -- Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2004.
PART III of Form 10-KSB -- Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2005.

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
NEXT PAGE

PART I

Item 1. Description of Business

General

          First Niles Financial, Inc. ("First Niles" or the "Company") is a unitary, non-diversified, Delaware holding company. First Niles has no significant operations outside those of its wholly-owned operating subsidiary, Home Federal Savings and Loan Association of Niles ("Home Federal" or the "Bank"). References in this Form 10-KSB to "we", "us", and "our" refer to First Niles and/or Home Federal as the context requires.

          Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on one- to four-family residences. We also originate permanent and construction loans secured by first mortgages on commercial and multi-family real estate. To a much lesser extent, we originate consumer and commercial business loans. Competition from other financial institutions has, however, limited the volume of loans we have been able to originate and place in our portfolio. As a result, our excess funds are invested in short-term, lower-yielding investment and mortgage-backed and related securities. Additionally, we borrow funds from the Federal Home Loan Bank ("FHLB") and reinvest the proceeds in investment securities at favorable interest rate spreads.

          At December 31, 2004, we had $99.2 million of assets and stockholders' equity of $16.4 million (or 16.5% of total assets). Our common stock is traded on The Nasdaq SmallCap Market under the symbol "FNFI".

          Home Federal is a federally chartered stock savings association headquartered in Niles, Ohio. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") and are backed by the full faith and credit of the United States.

          Our results of operations depend primarily on net interest income, which is determined by (i) the difference between rates of interest we earn on interest-earning assets, consisting primarily of mortgage loans, collateralized mortgage obligations and other investments, and the rates we pay on interest-bearing liabilities, consisting primarily of deposits and borrowings, and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. The level of non-interest income, such as fees received from customer deposit account service charges and gains on sales of investments, and the level of non-interest expense, such as federal deposit insurance premiums, salaries and benefits, office occupancy costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

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

          The level of competition in our market area is strong and dominated by commercial banks, with financial institutions of varying sizes and characteristics. In addition, our market area is projected to experience a continuing decrease in population and no meaningful increase in households over the next several years. Niles and Trumbull County have per capita income and median household income lower than Ohio and the United States and in December 2004, Trumbull County also had an unemployment rate higher than both, Ohio and the United States. These economic conditions and strong competition have resulted in reduced loan demand which, in turn, has resulted in a high concentration of investment securities and mortgage-backed and related securities in our portfolio compared to typical savings institutions. In the event current economic and market conditions persist or worsen, and loan demand remains weak, we cannot give any assurances that we will be able to maintain or increase our mortgage loan portfolio, which could adversely affect our operations and financial results.

Lending Activities

          General. Our primary lending activity is the origination of permanent and construction loans secured by first mortgages on one- to four-family residential properties. We also make permanent and construction loans on multi-family and commercial properties, home equity lines of credit, and a limited number of other consumer and commercial business loans. Our mortgage loans carry either a fixed or an adjustable interest rate. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2004, our net loan portfolio totaled $43.0 million, which constituted 43.3% of our total assets.

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

NEXT PAGE

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

          At December 31, 2004, the maximum amount we could have loaned to any one borrower and the borrower's related entities was approximately $2.3 million. At December 31, 2004, our largest lending relationship to a single borrower or group of related borrowers consisted of three purchased participation loans aggregating $2.2 million. These loans were secured by an apartment complex, a combination warehouse, office, and retail complex and a hotel.

          Our second largest lending relationship at December 31, 2004 consisted of six loans totaling $1.1 million. Of the six loans, two were for the construction or development of residential housing, including condominiums, while three loans were secured by apartment rental units and commercial office space.

          Our next largest lending relationship consisted of a purchased participation loan for $1,000,000 secured by a single family housing development located in Columbus, Ohio. Approximately $213,000 of this lending relationship was unfunded at December 31, 2004.

          Our fourth largest lending relationship at December 31, 2004 totaled $952,000 and consisted of a purchased participation loan secured by a warehouse located in Columbus, Ohio.

          Our fifth largest lending relationship consisted of seventeen loans totaling $876,000 secured by residential rental properties and a single family residence. All of the properties securing these loans are within our primary lending area.

          Each of the above lending relationships was current and performing in accordance with its terms at December 31, 2004.

          We had nine other lending relationships which exceeded $400,000 at December 31, 2004. As of that date, all of these lending relationships were current and performing generally in accordance with their loan terms. One relationship, though performing in accordance with its loan terms at December 31, 2004, was on nonaccrual status. (See "Asset Quality -- Non-Performing Assets").

NEXT PAGE

          Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. The dollar amounts and percentages were calculated before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$30,868	68.64%	$27,745	67.54%
Commercial	6,641	14.77	6,147	14.96
Multi-family	1,423	3.16	1,230	2.99
Construction or development	3,772	8.39	3,492	8.51
Total real estate loans	42,704	94.96	38,614	94.00

Other Loans:
Consumer Loans:
Home equity line of credit	1,750	3.89	1,916	4.67
Other	349.78		425	1.03
Total consumer loans	2,099	4.67	2,341	5.70
Commercial business loans	167.37		122.30
Total other loans	2,266	5.04	2,463	6.00
Total loans	44,970	100.00%	41,077	100.00%

Less:
Loans in process	1,180		1,457
Deferred fees and discounts	81		83
Allowance for losses	743		759
	2,004		2,299
Total loans receivable, net	$42,966		$38,778

NEXT PAGE

          The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$23,963	53.29%	$20,978	51.07%
Commercial	2,684	5.97	2,368	5.75
Multi-family	452	1.00	248.60
Construction or development	3,097	6.89	2,992	7.29
Total real estate loans	30,196	67.15	26,581	64.71

Consumer:
Home Equity	---	---	---	---
Other	349.78		425	1.03
Commercial business	167.37		122.30
	516	1.15	547	1.33
Total fixed-rate loans	30,712	68.30	27,128	66.04

Adjustable-Rate Loans:
Real estate:
One- to four-family	6,905	15.35	6,767	16.47
Commercial	3,957	8.80	3,784	9.21
Multi-family	971	2.16	982	2.39
Construction or development	675	1.50	500	1.22
Total real estate loans	12,508	27.81	12,033	29.29
Consumer:
Home Equity	1,750	3.89	1,916	4.67
Other	---	---	---	---
Total adjustable-rate loans	14,258	31.70	13,949	33.96
Total loans	44,970	100.00%	41,077	100.00%

Less:
Loans in process	1,180		1,457
Deferred fees and discounts	81		83
Allowance for loan losses	743		759
	2,004		2,299
Total loans receivable, net	$42,966		$38,778

NEXT PAGE

           The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios at December 31, 2004, before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Periods Ending December 31,
2005(1)	$3,660	6.03%	$ -	---%	$3,660	6.03%
2006 to 2009	---	---	47	7.26	47	7.26
After 2009	112	6.09	120	7.12	232	6.62
Totals	$3,772	6.03	$167	7.16	$3,939	6.08

(1) Includes demand loans, non-accrual loans, loans having no stated maturity and overdraft loans.

          All of the loans in the above table due after December 31, 2005 have fixed interest rates, except for two adjustable rate loans totaling $675,000.

          One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by our marketing efforts, present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 2004, one- to four-family residential mortgage loans totaled $30.9 million, or 68.6% of our gross loan portfolio.

          Home Federal currently originates one- to four-family mortgage loans on either a fixed or adjustable basis, as consumer demand dictates. The pricing strategy for fixed-rate mortgage loans revolves around setting interest rates that are competitive with other local financial institutions. Adjustable-rate mortgage loans are generally offered with either one-year or three-year repricing periods. Due to their wide availability and market rate sensitivity, we generally use the one-year and three-year U.S. Treasury Security Constants plus a stated margin over such indices for pricing of adjustable-rate mortgage loans. During the year ended December 31, 2004, we originated $1.4 million of one- to four-family adjustable-rate mortgage loans and $8.5 million of one- to four-family, fixed-rate mortgage loans. We have not sold any mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis" in our Annual Report to Stockholders.

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

          Commercial and Multi-family Real Estate Lending. We are engaged in commercial and multi-family real estate lending. These loans are secured primarily by small retail establishments, small office buildings, warehouses, and other non-residential and multi-family residential properties located in our market area. We also purchase participation interests in loans originated by other financial institutions. At December 31, 2004, commercial real estate loans totaled $6.6 million or 14.8% of our gross loan portfolio and multi-family real estate loans totaled $1.4 million or 3.2% of our gross loan portfolio.

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

          Loans secured by commercial and multi-family real estate are granted based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require personal guarantees of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial and multi-family real

NEXT PAGE

estate loans are performed by independent fee appraisers approved by our Board of Directors. See "- Loan Originations, Purchases and Repayments."

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

          Construction and Development Lending. We originate residential construction loans to individuals as well as loans secured by building lots or raw land held for development. Presently, all of these loans are secured by property located within our market area. We also purchase participation interests in construction loans originated by other lenders. At December 31, 2004, we had $3.8 million in construction and development loans outstanding, representing 8.4% of our gross loan portfolio. At December 31, 2004, our largest construction lending relationship consisted of a $550,000 loan secured by a church that is making a significant addition to its building. We also had a second construction lending relationship in the amount of $550,000 secured by a single family dwelling in the Cleveland, Ohio area . Approximately $173,000 and $211,000 of these relationships, respectively, were unfunded at December 31, 2004.

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

          Loans secured by building lots or raw land held for development are generally granted with terms of up to five years and are available at a fixed interest rate. Payments on loans secured by building lots are due monthly and amortized on a 20-year basis, resulting in a balloon payment at maturity. Payments on raw land held for development are due monthly, and are interest only. Loans secured by building lots or raw land for development are granted based on both the financial strength of the borrower and the value of the underlying property. At December 31, 2004, we had $112,000 of loans secured by building lots and raw land.

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

NEXT PAGE

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

          The largest component of our consumer lending is home equity lines of credit, which we began offering during 2001. At December 31, 2004, our home equity line of credit portfolio totaled $1.8 million, or 3.9% of our gross loan portfolio. We are currently offering this product with a ten year draw period followed by a ten year repayment period. The minimum monthly payment during the draw period is interest only. The payments during the repayment period will fully amortize the outstanding debt after ten years. At December 31, 2004, we had $1.9 million of unused credit available under our home equity line of credit program.

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

NEXT PAGE

During the last several years, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. Although our primary business is the origination of one- to four-family mortgage loans, competition from other financial institutions continues to limit the volume of loans we have been able to originate and place in our portfolio. As a result, we will from time to time purchase mortgage loans, and investment and mortgage-backed and related securities to supplement our portfolios. We do not sell loans and our loans are not originated according to secondary market guidelines.

          In periods of economic uncertainty, the ability of financial institutions, including Home Federal, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

          The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2004	2003
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$ 1,397	$ 289
- commercial	480	---
- multi-family	300	---
Non-real estate - home equity	919	850
- other consumer	---	---
- commercial business	---	---
Total adjustable-rate	3,096	1,139
Fixed rate:
Real estate - one- to four-family	8,515	7,338
- commercial	1,063	485
- multi-family	---	---
- land and development	---	27
Non-real estate - home equity	380	365
- other consumer	---	---
- commercial business	109	42
Total fixed-rate	10,067	8,257
Total loans originated	13,163	9,396

Purchases:
Real estate - one- to four-family	---	---
- commercial	---	286
- multi-family	---	---
- land and development	---	---
Total loans purchased	---	286
Mortgage-backed and related securities	---	30,187
Total purchased	---	30,473

Repayments:
Principal repayments	18,811	29,834
Total reductions	18,811	29,834
Increase (decrease) in other items, net	(39)	(816)
Net increase (decrease)	$(5,687)	$9,219

NEXT PAGE

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

          Delinquent Loans. The following table sets forth our loan delinquencies by type, number, amount and percentage of type at December 31, 2004.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	4	$351	1.14%	6	$378	1.22%	10	$729	2.36%
Commercial	1	342	5.15	1	1	0.01	2	343	5.16
Multi-family	---	---		---	---	---	---	---	---
Construction or development	---	---	---	---	---	---	---	---	---
Consumer:
Home Equity	---	---	---	---	---	---	---	---	---
Other	---	---	---	2	70	3.33	2	70	3.33
Commercial	---	---	---	---	---	---	---	---	---

Total	5	$693	1.54%	9	$449	100.00%	14	$1,142	2.54%

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

	December 31,
	2004	2003
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$283	$485
Commercial real estate	342	378
Construction or development	---	---
Land	---	91
Total	625	954

Accruing loans delinquent more than 90 days:
One- to four-family	95	23
Multi-family	---	---
Commercial real estate	1	---
Construction or development	---	---
Consumer:
Home Equity	---	---
Other	70	24
Commercial business	---	---
Total	166	47

Real Estate Owned	51	---
Total non-performing assets	$842	$1,001
Total as a percentage of gross loans receivable	1.87%	2.44%

          Except as discussed below, there were no nonperforming loans to any one borrower or group of related borrowers that exceeded either individually or in the aggregate $250,000.

          Included in the table above is a commercial real estate loan with an outstanding balance of $342,000 at December 31, 2004. This loan is secured by an individual commercial property and was originated in December 1994 for $582,000, with a loan-to-value ratio of approximately 78%. In February 2001, this loan was placed on non-accrual status due to the financial condition of the borrower and the value of the collateral securing the loan. The loan was subsequently brought current and thereafter modified by agreement among the parties. Due to financial difficulties during 2003 due to changes in regulations affecting the borrower business, the borrower requested, and we agreed to, a temporary reduction in the amount of the borrower's monthly payments. The borrower has made all payments required under this revised schedule. We will consider removing this loan from nonaccrual status when the borrower demonstrates both a consistent payment history for at least 12 consecutive months and submits verifiable financial statements that indicate the ability to service its debt consistent with the loan terms.

          For the year ended December 31, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $54,000, of which none was included in interest income.

NEXT PAGE

          Other Loans of Concern. At December 31, 2004, there were no loans that were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

          In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2004, we had classified $721,000 of our assets as substandard, which represents 4.4% of stockholders' equity and 0.7% of total assets. No assets were classified as doubtful or as loss.

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

NEXT PAGE

to reevaluate credit risk, the quality of the loan and factors that may affect the borrowers' ability to pay. Accordingly, the allowance represents managements's estimate of losses inherent in our loan portfolio as of a specified date.

          Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to our allowance will be the result of periodic loan, property and collateral reviews and thus, cannot be predicted in advance. At December 31, 2004, our total allowance for loan losses represented coverage of 93.9% of non-performing loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations -- Provision for Loan Losses" and Notes A and C of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB.

          The following table sets forth an analysis of our allowance for loan losses.

	At and For the Years Ended December 31,
	2004	2003
	(Dollars in Thousands)

Balance at beginning of period	$759	$ 762

Charge-offs: One- to four-family	16	3
Total charge-offs	16	3

Recoveries:	---	---
Net (charge-offs) recoveries	(16)	(3)
Additions charged to operations	---	---
Balance at end of period	$743	$ 759

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.04%	0.01%

Ratio of net charge-offs (recoveries) during the period to average non-performing loans	1.70%	---%

NEXT PAGE

          The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2004			2003
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$209	$30,868	68.64%	$247	$27,745	67.54%
Multi-family, commercial, real estate, construction or development	378	11,836	26.32	398	10,869	26.46
Consumer and commercial business	12	2,266	5.04	13	2,463	6.00
Unallocated	144	---	---	101	---	---
Total	$743	$44,970	100.00%	$759	$41,077	100.00%

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

          Our investment securities consist primarily of U.S. agency securities. The U.S. agency securities consist of different callable securities, issued by either the Federal Home Loan Bank system, Fannie Mae or Freddie Mac. These securities have original maturities ranging from 30 months to 15 years and original call periods ranging from one month to three years.

          Our mortgage-backed and related securities portfolio consists of securities issued under government-sponsored agency programs. We hold entirely collateralized mortgage obligations. Collateralized mortgage obligations are special types of pass-through debt securities in which the principal and interest payments on the underlying mortgages or mortgage-backed securities are used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.

          Our policy is to purchase only collateralized mortgage obligations that are in the first or second repayment tranche (investment class) and are AAA rated. The expected life of our collateralized mortgage obligations is typically under five years at the time of purchase, although the contractual life may exceed 20 years. Premiums associated with collateralized mortgage obligations purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average life of the collateralized mortgage obligations. The purpose of our collateralized mortgage obligation investment strategy is to: (i) assist in maintaining Home Federal's qualified thrift lender status (see "Regulation - Qualified Thrift Lender"); (ii) generate high cash flow so as to lessen liquidity and reinvestment risk; (iii) preserve asset quality; and (iv) generate additional interest income. At December 31, 2004, we held collateralized mortgage obligations with a fair market value of $16.0 million, all of which were secured by underlying collateral issued under government agency-sponsored programs. Substantially all of our collateralized mortgage obligations and mortgage-backed securities are currently classified as available for sale. We anticipate classifying as available for sale all new purchases of collateralized mortgage obligations. At December 31, 2004, $14.3 million of our collateralized mortgage obligations qualified as high risk mortgage securities under Office of Thrift Supervision regulations. These securities qualified as high-risk mortgage-related securities because of the current low interest rate environment. The low rate environment increases the likelihood that the underlying mortgages will prepay, which causes the estimated life of the securities, and therefore their market value, to become uncertain. At the time of purchase none of these securities qualified as high risk.

          While mortgage-backed and related securities, such as collateralized mortgage obligations, carry reduced credit risk as compared to conventional loans, mortgage-backed and

NEXT PAGE

related securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and thus, affect both the prepayment speed, and value, of such securities.

          The following table sets forth the composition of our investment and mortgage-backed and related securities portfolio at the dates indicated. Our investment securities portfolio at December 31, 2004, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the U.S. Government or its agencies.

	December 31,
	2004			2003
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Investment securities:
Freddie Mac stock	$ 1,842	5.60%		$ 1,691	6.22%
U.S. agency securities	29,899	90.89		24,387	89.70
Federal Home Loan Bank stock	1,141	3.47		1,095	4.03
Other	15	0.04		15.05
Total investment securities and Federal Home Loan Bank stock	$32,897	100.00%		$27,188	100.00%

Mortgage-backed and related securities:
Collateralized mortgage obligations	$16,031	100.0%		$25,129	98.11%
Freddie Mac	---	---		---	---
Fannie Mae	---	---		484	1.89

Unamortized discounts, net	---	---		---	---
Total mortgage-backed and related securities	$16,031	100.00%		$25,613	100.00%

Other interest-earning investments:
Money market mutual fund	$ 1,582	31.00%		$ 882	13.72%
Interest-bearing deposits with banks	2,521	49.40		2,946	45.83
Federal funds sold	1,000	19.60		2,600	40.45
Total	$ 5,103	100.00%		$ 6,428	100.00%

NEXT PAGE

          The following table sets forth the contractual maturities of our investment and mortgage-backed and related securities at December 31, 2004.

	1 Year or Less	After 1 to 3 Years	After 3 to 5 Years	After 5 to 10 Years	After 10 to 20 Years	Over 20 Years	December 31, 2004 Balance Outstanding
	(In Thousands)
U.S. agency securities	$---	$3,000	$10,966	$11,939	$3,994	$ ---	$29,899

Collateralized mortgage obligations	---	61	---	---	5,044	10,926	16,031

Total	$---	$2,061	$11,966	$11,939	$9,038	$10,926	$45,930

Weighted average yield	---	3.344%	3.42%	4.03%	5.12%	4.60%	4.19%

Sources of Funds

          General. Our sources of funds are deposits and borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and short-term investments, and funds provided from operations.

          Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW accounts and certificate of deposit accounts currently ranging in terms from six months to five years. We only solicit deposits from our market area and do not use brokers to obtain deposits. We primarily rely on competitive pricing policies, advertising and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates, and competition.

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

NEXT PAGE

          The following table sets forth the deposit flows at Home Federal during the periods indicated.

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)

Opening balance	$61,936	$60,895
Deposits	50,774	47,762
Withdrawals	(52,191)	(47,829)
Interest credited	939	1,108

Ending balance	$61,458	$61,936

Net increase (decrease)	$ (478)	$ 1,041)

Percent increase (decrease)	(0.77)%	1.68%

          The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	December 31,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:
Passbook and statement savings accounts (.75%)(1)	$18,978	30.88%	$20,193	32.60%
NOW accounts (.50%)(1)	4,533	7.38	4,378	7.07
Money market accounts (1.00%)(1)	3,732	6.07	3,830	6.19

Total non-certificates	27,243	44.33	28,401	45.86

Certificates:
0.51 - 2.00%	15,982	26.00	23,029	37.18
2.01 - 4.00%	14,563	23.70	10,104	16.31
4.01 - 6.00%	3,670	5.97	402.65

Total certificates	34,215	55.67	33,535	54.14
Total deposits	$61,458	100.00%	$61,936	100.00%

(1) Interest rates stated apply to December 31, 2004.

NEXT PAGE

          The following table shows rate and maturity information for our certificates of deposit as of December 31, 2004.

	0.51- 2.00%	2.01- 4.00%	4.01- 6.00%	Total	Percent
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2005	$ 5,057	$ 153	$ 176	$ 5,386	15.74%
June 30, 2005	6,043	---	544	6,587	19.25
September 30, 2005	2,313	722	166	3,201	9.36
December 31, 2005	2,242	1,497	114	3,853	11.26
March 31, 2006	327	1,874	---	2,201	6.43
June 30, 2006	---	2,198	30	2,228	6.51
September 30, 2006	---	3,291	---	3,291	9.62
December 31, 2006	---	1,241	---	1,241	3.63
March 31, 2007	---	456	606	1,062	3.10
June 30, 2007	---	1,373	---	1,373	4.01
September 30, 2007	---	733	1,000	1,733	5.07
December 31, 2007	---	469	265	734	2.15
Thereafter	---	556	769	1,325	3.87

Total	$15,982	$14,563	$3,670	$34,215	100.00%

Percent of total	46.71%	42.56%	10.73%	100.00%

          The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2004.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to12 Months	Over 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$3,075	$3,690	$4,534	$9,079	$20,378

Certificates of deposit of $100,000 or more	2,311	2,897	2,520	6,109	13,837

Total certificates of deposit	$5,386	$6,587	$7,054	$15,188	$34,215

         Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread or when we desire additional capacity to fund loan demand. At December 31, 2004, we had borrowings totaling $20.5 million. The average balance of our borrowings during this period was $20.5 million. Our current borrowings consist of twelve different Federal Home Loan Bank advances. Eleven advances have a fixed interest rate initial term, followed by a period where the advance converts to a variable rate, at the option of the Federal Home Loan Bank. The fixed initial terms range from three months to five years. Each advance is subject to a prepayment penalty if paid prior to its maturity date, except for when prior to maturity an advance is converted to a variable rate. The advances can be prepaid without penalty at the time of conversion from a fixed to a variable rate, and quarterly thereafter. After the fixed interest rate

NEXT PAGE

period expires, each advance converts to a variable rate equivalent to the three-month London Interbank Offered Rate. Eleven of the advances have an initial maturity of 10 years. We also have one fixed rate advance with an original maturity of three years. The weighted average interest rate of the twelve FHLB advances is 4.51% at December 31, 2004. See Note H of the Notes to Consolidated Financial Statements.

Subsidiary and Other Activities

          As a federally chartered savings association, Home Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its total assets, or $2.0 million at December 31, 2004, in the stock of, or unsecured loans, to service corporation subsidiaries. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 2004, Home Federal had no subsidiaries.

          In 1996, we acquired a 17.5% interest in an Ohio limited partnership formed to construct multi-family housing units. Under the terms of the limited partnership agreement, we have made a total capital contribution to the partnership of $500,000 and are allocated tax losses and affordable housing federal income tax credits. See Note D of Notes to Consolidated Financial Statements.

Regulation

          General. Home Federal is a federally chartered savings institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation and oversight, primarily by the Office of Thrift Supervision, extending to all our operations. As the holding company of Home Federal, First Niles also is subject to federal regulation and oversight by the Office of Thrift Supervision.

          The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable deposits.

          Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision.

          The Office of Thrift Supervision also has extensive enforcement authority over all savings associations and their holding companies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

          Home Federal's general permissible lending limit for loans to a single borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully

NEXT PAGE

secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. Under applicable regulations, multiple borrowers may be treated as a single borrower for purposes of applying this lending limit. At December 31, 2004, our lending limit under this restriction was $2.3 million.

          Regulatory Capital Requirements. To be considered adequately capitalized, a savings association must maintain the following capital ratios: a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 4% (unless its supervisory condition allows a 3% ratio), a Tier 1 risk-based ratio (the ratio of Tier 1 capital to risk-weighted assets) of at least 4%, and a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 8%. Total capital consists of Tier 1 and Tier 2 capital.

          Tier 1 capital generally consists of common stockholders equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2004, Home Federal had no intangible assets which were included in Tier 1 capital.

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

          To be considered well-capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2004, Home Federal qualified as well capitalized, with a leverage ratio of 14.2%, a Tier 1 risk-based capital ratio of 33.6% and a total risk-based capital ratio of 36.9%. The OTS may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

          Under the prompt corrective action regulations, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are authorized, and under certain circumstances required, to take certain actions against a savings association that is not at least adequately capitalized. Such an association must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. For a savings association controlled by a holding company, the capital restoration plan must include a guarantee by the holding company limited to the lesser of 5% of the association's assets when it failed the "adequately capitalized" standard or the amount needed to satisfy the plan, and, in the event of the bankruptcy of the holding company, the guaranty would have priority over the claims of general creditors. Additional and more stringent restrictions may be applicable, depending on the financial condition of the association and other circumstances. If an

NEXT PAGE

association becomes critically undercapitalized, because it has a ratio of tangible equity to total assets of 2% or less, appointment of a receiver or conservator may be required.

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

          Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2004, Home Federal met the test.

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

          Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital and are subject to collateralization requirements. Affiliates of Home Federal include First Niles and any company which is under common control with Home Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of an affiliate. The Office of Thrift Supervision has the discretion to further restrict transactions of a savings associations with an affiliate on a case-by-case basis.

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

          A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2004, the portion of our reserves subject to this treatment for tax purposes totaled approximately $2.5 million.

          We file federal income tax returns on a fiscal year basis using the accrual method of accounting. First Niles intends to file a consolidated federal income tax return with Home Federal for the year ended December 31, 2004.

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

NEXT PAGE

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

Executive Officers of First Niles

          William L. Stephens. Mr. Stephens, age 73, serves as Chairman of the Board, President and Chief Executive Officer of Home Federal and First Niles. He has served in such capacities for Home Federal since 1969 and for First Niles since its formation in October 1998.

          Lawrence Safarek. Mr. Safarek, age 56, currently serves as Vice President and Treasurer of Home Federal and First Niles. He has served in such capacities with Home Federal since 1995 and for First Niles since its formation in October 1998. Mr. Safarek has been employed with Home Federal in numerous other capacities since 1971.

Employees

          At December 31, 2004, we had a total of 12 employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

NEXT PAGE

Item 2. Description of Property

          We conduct our business through Home Federal's only office located in Niles, Ohio, which is owned by Home Federal. We believe that our current facilities are adequate to meet the present and foreseeable needs of Home Federal and First Niles. The total net book value of Home Federal's premises and equipment, including land, building and leasehold improvements and furniture, fixtures and equipment, at December 31, 2004 was $289,000. See Note E of Notes to Consolidated Financial Statements.

          We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by Home Federal at December 31, 2004 was $31,000.

Item 3. Legal Proceedings

          From time to time First Niles is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, First Niles is not involved in any legal proceedings that are expected to have a material adverse impact on its consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of securityholders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

NEXT PAGE

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

          Page 46 of First Niles' 2004 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference. In addition, the "Equity Compensation Plan Information" contained in Part III, Item 11 of this Form 10-KSB is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

          Pages 2 to 17 of First Niles' 2004 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

Item 7. Financial Statements

          The following information appearing in First Niles 2004 Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

          With the exception of the information contained in this Part II of the Form 10-KSB, First Niles' Annual Report to Stockholders for the year ended December 31, 2004, is not deemed filed as part of this Annual Report on Form 10-KSB.

NEXT PAGE

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

          On February 9, 2005, First Niles Financial, Inc. filed a Current Report on Form 8-K announcing that Anness, Gerlach ∓ Williams would not be standing for re-election as its independent public accountants for the year ended December 31, 2005. The Audit Committee is currently seeking and evaluating proposals from several accounting firms. A representative of Anness, Gerlach ∓ Williams is expected to attend the meeting to respond to appropriate questions and will have an opportunity to make a statement if he or she so desires.

          In the report the Company stated that the audit reports of Anness, Gerlach ∓ Williams on the First Niles' financial statements for the last two fiscal years ended December 31, 2004 did not contain a qualified, adverse or disclaimed opinion and that during the two fiscal years ended December 31, 2004 and through February 7, 2005, there were no disagreements with Anness, Gerlach ∓ Williams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to Anness, Gerlach ∓ Williams' satisfaction, would have caused them to make reference to the subject matter of such disagreement in connection with issuing their reports.

Item 8A. Controls and Procedures

          An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner and (ii) recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT PAGE

and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

Item 8B. Other Information

          None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

          Information concerning Directors of First Niles is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

          Information concerning Executive Officers of First Niles is contained under the caption "Executive Officers of First Niles" in Part I of this Form 10-KSB, and is incorporated herein by this reference.

Audit Committee Financial Expert

          Information concerning the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

          Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the definitive proxy statement for the

NEXT PAGE

Annual Meeting of Stockholders to be held in April 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

          The Company has adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics was filed with the SEC as Exhibit 14 to its Annual Report on Form 10-KSB for the year ended December 31, 2003. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to our Corporate Secretary at First Niles Financial, Inc., 55 North Main Street, Niles Ohio 44446, or by calling (330) 652-2539.

Item 10. Executive Compensation

          Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

          Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	55,971	$12.53	24,911(1)
Equity compensation plans not approved by security holders	---	---	---

(1)	Includes 17,894 shares available for future grants under First Niles Financial, Inc's Stock Option and Incentive Plan and 7,017 shares available for future grants under First Niles Financial, Inc's Recognition and Retention Plan.

NEXT PAGE

Item 12. Certain Relationships and Related Transactions

          Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits

          See Index to Exhibits

Item 14. Principal Accountant Fees and Services

          Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed no later than 120 days after the close of the fiscal year.

NEXT PAGE

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC.

Date:	March 31, 2005	By:	/s/ William L. Stephens William L. Stephens Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

          In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Stephens William L. Stephens, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Date:	March 31, 2005

/s/ Leonard T. Gantler Leonard T. Gantler, Director	Date:	March 31, 2005

/s/ P. James Kramer P. James Kramer, Director	Date:	March 31, 2005

/s/ William S. Eddy William S. Eddy, Director	Date:	March 31, 2005

/s/ Ralph A. Zuzolo Ralph A. Zuzolo, Sr., Director	Date:	March 31, 2005

/s/ Thomas G. Maley Thomas G. Maley, Controller (Principal Accounting Officer)	Date:	March 31, 2005

NEXT PAGE

INDEX TO EXHIBITS
Exhibit Number	Document

3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), are incorporated by reference.

4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.

10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 000-24849), is incorporated herein by reference.
10.4	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement.
10.5	Named Executive Officer Salary and Bonus Arrangements for 2005
10.6	Current Director Fee Arrangements
13	Annual Report to Stockholders
14	Code of Ethics filed as Exhibit 14 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 0-24849), is incorporated herein by reference.
21	Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.
23	Consent of Accountants
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
END