Form 10QSB
period 2005-03-31
FIRST NILES FINANCIAL INC
filed 2005-05-13
CIK 1065823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Shares of common stock, par value $.01 per share, outstanding as of May 6, 2005: 1,384,553

          Transitional Small business Disclosure Format (check one): Yes No

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Cash and cash equivalents:
Noninterest bearing	$ 838	$ 1,075
Interest bearing	5,853	5,103
Total cash and equivalents	6,691	6,178
Securities available for sale - at market	26,895	29,639
Securities to be held to maturity at cost	18,132	18,148
Loans receivable, net of allowance for loan losses of $743 and $743	43,618	42,966
Accrued interest receivable	559	579
Federal Home Loan Bank stock, at cost	1,153	1,141
Real estate investment, limited partnership - at equity	109	113
Prepaid expenses and other assets	455	111
Prepaid federal income taxes	113	65
Deferred federal income taxes	233	-
Premises and equipment, at cost less accumulated depreciation	283	289
TOTAL ASSETS	$98,241	$99,229

LIABILITIES
Deposits	$61,080	$61,458
Accrued interest payable	135	130
Accounts payable and other liabilities	611	667
Federal Home Loan Bank advances	20,500	20,500
Federal income tax payable	-	-
Deferred federal income tax liability	-	61
TOTAL LIABILITIES	82,326	82,816

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	-	-
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18

NEXT PAGE

	March 31, 2005 (Unaudited)	December 31, 2004
Paid in capital	6,951	6,951
Retained earnings	14,350	14,316
Net unrealized gains on securities available for sale	282	814
Common stock purchased by the Employee Stock Ownership Plan	(503)	(503)
Treasury stock - 369,858 shares and 369,858 shares	(5,183)	(5,183)
TOTAL SHAREHOLDERS' EQUITY	15,915	16,413
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$98,241	$99,229

SEE ACCOMPANYING NOTES

NEXT PAGE

CONSOLIDATED STATEMENTS OF INCOME
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands, except share data)
(Unaudited)
	Three Months Ended March 31,
	2005	2004
Interest income:
Loans receivable:
First mortgage loans	$ 645	$ 576
Consumer and other loans	34	35
Mortgage-backed and related securities	180	274
Investments	312	330
Interest-bearing deposits	30	20
TOTAL INTEREST INCOME	1,201	1,235
Interest expense:
Deposits	271	268
Borrowings	228	230
TOTAL INTEREST EXPENSE	499	498
NET INTEREST INCOME	702	737
Provision for loan losses	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	702	737
Noninterest income:
Gain (loss) on sale of securities	71	94
Service fees and other	14	8
TOTAL NONINTEREST INCOME	85	102
Noninterest expense:
Equity in loss of limited partnership	5	9
General and administrative:
Compensation and benefits	251	258
Occupancy and equipment	23	25
Federal deposit insurance premiums	2	2
Legal and audit	39	35
Franchise taxes	50	48
Other operating expense	70	89
TOTAL NONINTEREST EXPENSE	440	466
INCOME BEFORE INCOME TAXES	347	373
Federal income taxes	103	113
NET INCOME	$ 244	$ 260
BASIC EARNINGS PER SHARE	$ .19	$ .20
DILUTED EARNINGS PER SHARE	$ .18	$ .20

SEE ACCOMPANYING NOTES

NEXT PAGE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net income	$ 244	$ 260
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(735)	320
Related income tax	250	109
	(485)	211
Reclassification adjustment:
Gain included in net income, net of income tax	(47)	(62)
Other comprehensive income (loss)	(532)	149
COMPREHENSIVE INCOME (LOSS)	$ (288)	$ 409

SEE ACCOMPANYING NOTES

NEXT PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 244	$ 260
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(19)	(8)
Depreciation	6	7
Amortization of deferred loan fees and costs	(15)	(1)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	6	16
Gain on sale of securities	(71)	(94)
Equity in loss of limited partnership	5	9
Loss on sale of fixed asset	-	13
Provision for loan losses	-	-
Federal Home Loan Bank stock dividends	(12)	(11)
	143	191
Net decrease in accrued interest receivable, prepaid expenses and other assets	(372)	130
Net increase (decrease) in accrued interest, accounts payable and other liabilities	(52)	(36)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(280)	282
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	73	1,500
Purchase of securities available for sale	-	(9,000)
Proceeds from maturity of securities available for sale	1,000	12,000
Proceeds from principal payments on mortgage-backed and related securities	946	1,896
Net (increase) decrease in interest-bearing deposits with banks	(750)	(2,957)
Net increase in loans	(638)	(1,688)
Sale of fixed asset	-	4
Additions to premises	-	(33)
NET CASH PROVIDED BY INVESTING ACTIVITIES	631	1,722
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings accounts, MMDAs and NOW accounts	(786)	(124)

NEXT PAGE

	Three Months Ended March 31,
	2005	2004
Net increase (decrease) in certificates of deposit	408	(539)
Purchase of Treasury shares	-	(617)
Cash dividends paid on common stock	(210)	(198)
Incentive stock options exercised	-	188
NET CASH USED IN FINANCING ACTIVITIES	(588)	(1,290)
NET INCREASE (DECREASE) IN CASH	(237)	714
CASH AT BEGINNING OF PERIOD	1,075	860
CASH AT END OF PERIOD	$ 838	$1,574
Cash paid during the period for:
Interest	$ 494	$ 497
Income taxes	$ 170	$ 130

SEE ACCOMPANYING NOTES

NEXT PAGE

NOTES TO FINANCIAL STATEMENTS
FIRST NILES FINANCIAL, INC. AND SUBSIDIARY
March 31, 2005 and 2004 (Unaudited)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles Financial, Inc. ("First Niles") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the savings and loan industry.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Management believes that all normal recurring adjustments that are necessary for a fair presentation of interim period financial information have been reflected in these financial statements. The results of operations for the interim periods discussed herein are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and Notes included in the First Niles Financial, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At March 31, 2005, the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, is presented in the following table, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three month periods ended March 31, 2005 and March 31, 2004 (income in thousands):

NEXT PAGE

	Three Months Ended March 31,
	2005	2004
Net income	$ 244	$ 260
Earnings applicable to basic earnings per share	$ 244	$ 260
Average common shares	1,384,553	1,399,782
Less average unallocated ESOP shares	72,492	89,905
Average common shares outstanding - basic	1,312,061	1,309,877
Average common shares outstanding - diluted	1,323,458	1,332,011
Earnings per share - basic	$0.19	$0.20
diluted	$0.18	$0.20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

NEXT PAGE

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

Short-term market interest rates generally increased during the first quarter of 2005, continuing a trend that started several quarters prior. As a result, the yield curve continued to flatten, as long term interest rates have not risen near as much as short-term rates during this time period. Our interest-bearing liabilities generally are priced in relation to short-term market interest rates, while our interest-earning assets generally are priced in relation to long-term interest rates, which has resulted in our interest rate spread contracting over the past several quarters. If this trend continues, our spread may be expected to contract even further. Additionally, if both short-term and long-term interest rates increase to a similar degree, our spread may still contract because our interest-bearing liabilities reprice faster than our interest-earning assets.

In order to diminish the effect of the interest rate environments as described above, management has gradually been shortening the average life of our investment portfolio and generally focused new purchases of securities into single step, U.S. agency securities with maturities of six years or less. These securities have a fixed interest rate for usually two to three years and are callable, at various intervals, during this time. After this initial fixed interest rate period, the security is either called, or if not, the interest rate rises significantly, and the security is no longer callable. Management has generally focused its purchases of such securities to those with interest rate steps of at least 200 basis points.

The following discussion compares our consolidated financial condition at March 31, 2005 to December 31, 2004 and the results of operations for the three month period ended March 31, 2005 with the same period ended March 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets decreased by $988,000, or 1.0%, to $98.2 million at March 31, 2005 from $99.2 million at December 31, 2004. This decrease was primarily reflected in a $2.8 million decrease in total investment securities partially offset by a $652,000 increase in net loans receivable and a $513,000 increase in total cash and cash equivalents. The increase in cash and cash equivalents is expected to be temporary and occurred as management continues to search and analyze suitable investment alternatives.

The aforementioned decrease in assets was primarily related to a $491,000 decrease in total liabilities and a $497,000 decrease in shareholders' equity. Deposits decreased $378,000 during this three month time period. The decrease in deposits was comprised of a $786,000 aggregate decrease in savings accounts and NOW accounts, partially offset by a $408,000 increase in certificates of deposit.

Shareholders' equity at March 31, 2005 was $15.9 million, a $497,000, or 3.0% decrease from December 31, 2004. The decrease in shareholders' equity was primarily the result of a $532,000

NEXT PAGE

decrease in net unrealized gains on securities available for sale. Book value per share was $11.49 at March 31, 2005, compared to $11.85 at December 31, 2004. The dividend paid during the quarter totaled $210,000 and was equivalent to $0.16 per common share. At both March 31, 2005 and December 31, 2004, there were 1,384,553 shares outstanding.

Nonperforming loans, consisting of nonaccruing loans and accruing loans delinquent more than 90 days, totaled $749,000 at March 31, 2005, or 0.8% of total assets, compared to $791,000, or 0.8% of total assets as of December 31, 2004. The allowance for loan losses was $743,000 at March 31, 2005, representing coverage of 99.2% of non-performing loans and 1.7% of net loans receivable.

At December 31, 2004, the allowance for loan losses was also $743,000 and represented coverage of 93.9% of nonperforming loans and 1.7% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At March 31, 2005 and December 31, 2004, we had $51,000 of foreclosed assets.

Results of Operations for the Three-Month Period Ended March 31, 2005

Net Income. For the three months ended March 31, 2005, First Niles recorded net income of $244,000 as compared to $260,000 in the comparative 2004 period, a decrease of $16,000, or 6.2%. This net income resulted in an annualized return on average assets of 0.99% as compared to 1.04% in the same period one year ago. The annualized return on shareholders' equity for the three months ended March 31, 2005 was 5.98% compared to 6.22% for the three months ended March 31, 2004. Basic earnings per share and diluted earnings per share for the three months ended March 31, 2005 was $0.19 and $0.18, respectively, as compared to $0.20 and $0.20, respectively, for the same period in 2004.

Net Interest Income. Net interest income decreased by $34,000, or 2.8%, for the three month period ended March 31, 2005 as compared to the respective 2004 period. For the three months ended March 31, 2005, the interest rate spread was 2.47% as compared to 2.58% for the same period one year prior. The net interest margin for the current period was 2.88% as compared to 2.98% for the same period one year ago.

The major factor leading to the contraction in net interest rate spread and net interest margin was a shortening of the average maturity of the investment portfolio over the past year which directly impacted the asset side of the balance sheet. The strategy of shortening the average maturity of the investment portfolio was undertaken by management as a means of reducing interest rate risk and preparing for anticipated rising market interest rates.

For the three months ended March 31, 2005, total interest income decreased by $34,000, or 2.8%, as compared to the same period in 2004. Specifically, interest income on mortgage-backed and related securities and investments declined $94,000 and $18,000, respectively, on a comparative year basis, primarily due to reduced average balances and a shortening of the average maturity of the non-mortgage-backed and related securities portion of the investment portfolio. On a year to year comparative basis, the average balance of all investments, including mortgage-backed and related securities, declined by $1.4 million. The yield on mortgage-backed and related securities increased 10 basis points, from 4.39% to 4.49%. However, this increase was offset by a 153 basis point decline in the yield on the non-mortgaged-backed and related securities portion of the

NEXT PAGE

investment portfolio from 5.47% to 3.94%. During this time, the average maturity of this portion of the investment portfolio was reduced from approximately 10.3 years to approximately 5.8 years. These interest income declines were partially offset by a $68,000 increase in interest income on loans and a $10,000 increase in interest income on interest bearing deposits. The reduction in the average balances of mortgage-backed and related securities and investments was more than offset by a $3.9 million increase in the average balance of loans receivable, excluding the allowance for loan losses, on a comparative period basis. The yield on interest bearing deposits increased 133 basis points on a comparative period basis, from 0.86% to 2.19%. However, the average balance of interest bearing deposits declined by $4.1 million, from $9.6 million to $5.5 million. On an overall basis, the average yield on interest earning assets declined six basis points, from 5.00% during the first quarter of 2004 to 4.94% for the first quarter of 2005.

The Company continues to maintain its level of borrowings from the FHLB at $20.5 million. The proceeds from these borrowings have been reinvested into investment securities (leverage strategy). This strategy was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 76 basis points as of March 31, 2005. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income. During the first quarter of 2005, leverage strategy operations comprised approximately $38,000 or 10.95% of our $347,000 in income before income taxes.

Eleven of our twelve FHLB Advances are convertible at the option of the FHLB on a specified date and quarterly thereafter to a variable rate based on 3-month LIBOR. At the time of conversion, each advance may be prepaid without penalty. At March 31, 2005, $18.5 million of the FHLB advances were subject to conversion at the next quarterly conversion date. During the past several quarters, as a strategy to mitigate the interest rate risk associated with such conversions in a rising interest rate environment, we have shortened the expected life and increased the cash flow of our investment portfolio by reducing the maturity of our callable U.S. Agency security portfolio and reinvesting the proceeds and other liquid funds into CMOs.

Total interest expense increased by $1,000, or 0.2%, as compared to the same period one year prior. Total interest on deposits increased $3,000, or 1.1%, from period to period. Interest expense on FHLB Advances decreased $2,000 on a period to period comparative basis. The overall cost of funds for the quarter ended March 31, 2005 was 2.48%, a 6 basis point increase from the 2.42% cost of funds for the same quarter one year ago. The average interest rate on deposits for the quarter, which comprised 74.9% of total interest bearing liabilities at March 31, 2005, increased to 1.79%, 5 basis points higher than one year ago. The average interest rate on FHLB advances, which comprise the remaining portion of interest bearing liabilities, remained unchanged at 4.51% on a year to year basis.

Provision for Loan Losses. For the three months ended March 31, 2005 there was no provision for loan losses, unchanged from the comparative period in 2004. The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and

NEXT PAGE

current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income of $85,000 for the three months ended March 31, 2005 was $17,000 lower than during the same period in 2004. This decrease was essentially the result of a $23,000 decrease in gain on sale of investment securities in the current quarter as compared to the previous comparative quarter. Service fees and other income increased $6,000 on a period to period comparative basis, primarily due to a one-time, $5,000 gain, related to the sale of ATM processing operations by our service provider.

Noninterest Expense. Noninterest expense decreased $26,000, or 5.6%, for the three months ended March 31, 2005 as compared to the same period in 2004. Compensation and benefits declined $7,000 on a quarter to quarter comparative basis, generally due to a reduction in the average number of employees on a period to period basis. Additionally, other operating expense declined $19,000 on a comparative period basis. During the 2004 period we sold a company owned automobile which resulted in a $13,000 expense within other operating expense. No similar expense was incurred in the 2005 period, as we no longer had any company owned vehicles and is the primary reason for the decline in this expense category.

Federal Income Taxes. The provision for federal income taxes decreased by $10,000 in the three months ended March 31, 2005 as compared to the same period in 2004, resulting in a tax provision of $103,000. The decrease in the provision for federal income taxes as compared to the same period in 2004 was primarily due to a $26,000 decrease in pre-tax income from period to period. The effective tax rate in the current three month period was 29.7%, as compared to 30.3% in the comparative period one year prior. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $6.7 million at March 31, 2005.

NEXT PAGE

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2005, we had outstanding commitments to extend credit or purchase securities totaling $3.3 million, including $1.9 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0% and 8.0%, respectively. As of March 31, 2005, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 14.49%, 14.49% and 37.16%, respectively.

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

Item 3.   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Principal Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT PAGE

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:
There are no matters required to be reported under this item.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
There are no matters to be reported under this item.
Item 3.	Defaults Upon Senior Securities:
There are no matters required to be reported under this item.
Item 4.	Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5.	Other Information:
There are no matters required to be reported under this item.
Item 6.	Exhibits
See exhibit index

NEXT PAGE

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant
Date: May 13, 2005	By:	/s/ William L. Stephens William L. Stephens President and Chief Executive Officer (Duly Authorized Representative)

Date: May 13, 2005	By:	/s/ Thomas G. Maley Thomas G. Maley Controller (Principal Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

4	Registrant's Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant's Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.
10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.0-24849), is incorporated herein by reference.

10.2	Registrant's 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.
10.3	Registrant's 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant's Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.
10.4	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement, filed as Exhibit 10.4 to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-24849), is incorproated herein by reference.

10.5	Description of the Named Executive Officer Salary and Bonus Arrangements for 2005, filed as Exhibit 10.5 to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-24849), is incorporated herein by reference.

10.6	Description of Current Director Fee Arrangements, filed as Exhibit 10.6 to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-24849), is incorporated herein by reference.

11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).
Number	Document
31.1	Rule 13a-14(a) Certification for the Registrant's Chief Executive Officer.
31.2	Rule 13a-14(a) Certification for the Registrant's Chief Financial Officer.
32	Section 1350 Certifications