Form 10QSB
period 2005-06-30
FIRST NILES FINANCIAL INC
filed 2005-08-12
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-24849

FIRST NILES FINANCIAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	34-1870418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 North Main Street, Niles, Ohio	44446
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (330) 652-2539

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Shares of common stock, par value $.01 per share, outstanding as of August 3, 2005: 1,384,553

Transitional Small business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents:
Noninterest bearing	$1,201	$1,075
Interest bearing	4,435	5,103

Total cash and equivalents	5,636	6,178
Securities available for sale - at market	30,189	29,639
Securities to be held to maturity - at cost	18,119	18,148
Loans receivable, net of allowance for loan losses of $743 and $743	43,707	42,966
Accrued interest receivable	574	579
Federal Home Loan Bank stock, at cost	1,167	1,141
Real estate investment, limited partnership - at equity	104	113
Real estate owned	35	51
Prepaid expenses and other assets	396	60
Prepaid federal income tax	110	65
Premises and equipment, at cost less accumulated depreciation	289	289

TOTAL ASSETS	$100,326	$99,229

LIABILITIES
Deposits	60,310	61,458
Accrued interest payable	134	130
Accounts payable and other liabilities	693	667
Federal Home Loan Bank advances	22,500	20,500
Federal income tax payable	—	20
Deferred federal income tax liability	59	61

TOTAL LIABILITIES	83,696	82,816

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	—	—
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,951	6,951
Retained earnings	14,500	14,316
Net unrealized gains on securities available for sale	847	814
Common stock purchased by the Employee Stock Ownership Plan	(503)	(503)
Treasury stock - 369,858 shares and 369,858 shares	(5,183)	(5,183)

TOTAL SHAREHOLDERS’ EQUITY	16,630	16,413

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,326	$99,229

SEE ACCOMPANYING NOTES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
First mortgage loans	$659	$603	$1,304	$1,179
Consumer and other loans	33	35	67	70
Mortgage-backed and related securities	167	213	348	487
Investments	318	337	629	667
Interest-bearing deposits	44	13	73	33

TOTAL INTEREST INCOME	1,221	1,201	2,421	2,436

Interest expense:
Deposits	292	256	563	524
Borrowings	245	230	473	460

TOTAL INTEREST EXPENSE	537	486	1,036	984

NET INTEREST INCOME	684	715	1,385	1,452

Provision for loan losses	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	684	715	1,385	1,452
Noninterest income:
Gain on sale of securities	329	58	401	152
Service fees and other income	12	6	26	14

TOTAL NONINTEREST INCOME	341	64	427	166

Noninterest expense:
Equity in loss of limited partnership	5	3	10	12
Compensation and benefits	251	248	502	506
Occupancy and equipment	25	23	48	48
Federal deposit insurance premiums	2	2	4	5
Legal and audit	85	32	124	68
Franchise taxes	47	48	97	95
Other operating expense	88	75	158	163

TOTAL NONINTEREST EXPENSE	503	431	943	897

INCOME BEFORE INCOME TAXES	522	348	869	721

Federal income taxes	162	104	265	217

NET INCOME	$360	$244	$604	$504

EARNINGS PER SHARE	$0.27	$0.19	$0.46	$0.39

DILUTED EARNINGS PER SHARE	$0.27	$0.18	$0.46	$0.38

SEE ACCOMPANYING NOTES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Net income	$604	$504
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	121	(1,003)
Related income tax	41	(341)

	80	(662)
Reclassification adjustment:
Gain included in net income	(72)	(152)
Related income tax	25	52

	(47)	(100)
Other comprehensive income	33	(762)

COMPREHENSIVE INCOME	$637	$(258)

SEE ACCOMPANYING NOTES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$604	$504
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(18)	(8)
Depreciation	13	14
Amortization of deferred loan fees and costs	(28)	(6)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	14	50
Gain on sale of securities	(401)	(152)
Equity in loss of limited partnership	10	12
Loss on sale of fixed asset	—	13
Provision for loan losses	—	—
Federal Home Loan Bank stock dividends	(26)	(22)

	168	405
Net increase in accrued interest receivable, prepaid expenses and other assets	(360)	(238)
Net increase (decrease) in accrued interest, accounts payable and other liabilities	29	15

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(163)	182

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	73	1,559
Purchase of securities available for sale	(4,500)	(19,000)
Proceeds from maturity of securities available for sale	2,000	13,000
Proceeds from principal payments on mortgage-backed and related securities - held to maturity	29	—
Proceeds from principal payments on mortgage-backed and related securities - available for sale	1,969	6,039
Net decrease in interest-bearing deposits with banks	668	3,808
Net increase in loans	(714)	(3,029)
Proceeds from sale of Intrieve stock	344	—
Additions to premises	(13)	(34)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(144)	2,347

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings accounts, money market deposit accounts and negotiable order of withdrawal accounts	(1,647)	(451)
Net increase (decrease) in certificates of deposits	499	(919)
Purchase of Treasury shares	—	(1,127)
Cash dividends paid on common stock	(419)	(393)
Proceeds from Federal Home Loan Bank Advances	2,000	—
Incentive stock options exercised	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	433	(2,364)

NET INCREASE IN CASH	126	165

CASH AT BEGINNING OF PERIOD	1,075	860

CASH AT END OF PERIOD	1,201	1,025

Cash paid during the period for:
Interest	$1,032	$995
Income taxes	$330	$230

SEE ACCOMPANYING NOTES

NOTES TO FINANCIAL STATEMENTS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

June 30, 2005 and 2004 (Unaudited)

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles Financial, Inc. (“First Niles”) and its wholly owned subsidiary, Home Federal Savings and Loan Association of Niles (the “Association” or “Home Federal”), are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the savings and loan industry.

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

NOTE B — STOCK CONVERSION

On October 26, 1998, First Niles began trading as a public company on the Nasdaq SmallCap Market. First Niles issued 1,754,411 shares, $.01 par value common stock, at $10.00 per share, raising $15.5 million, net of shares acquired by the newly formed Employee Stock Ownership Plan (the “ESOP”) and net of the costs of the conversion. Home Federal Savings and Loan Association of Niles converted to a federal stock savings and loan association and simultaneously received proceeds of $8.5 million in exchange for all of its common stock to First Niles. This transaction was accounted for using historical cost in a manner similar to that in a pooling of interests.

NOTE C — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At June 30, 2005, the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, is presented in the following table, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three and six month periods ended June 30, 2005 and June 30, 2004 (income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$360	$244	$604	$504
Earnings applicable to basic earnings per share	360	244	604	504
Average common shares	1,384,553	1,387,728	1,384,553	1,392,821
Less average unallocated ESOP shares	68,366	85,634	70,429	87,812
Average common shares outstanding - basic	1,316,187	1,302,094	1,314,124	1,305,009

Average common shares outstanding - diluted	1,327,643	1,318,384	1,325,549	1,320,886

Earnings per share - basic	$0.27	$0.19	$0.46	$0.39

Earnings per share - diluted	$0.27	$0.18	$0.46	$0.39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

First Niles Financial, Inc., a Delaware corporation, was formed in July 1998 to act as the holding company for Home Federal Saving and Loan Association of Niles upon the completion of Home Federal’s conversion from mutual to stock form. The conversion was completed on October 26, 1998. References in this Form 10-QSB to “we”, “us”, and “our” refer to First Niles and/or Home Federal as the context requires.

Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one-to-four family residences. We also originate, to a lesser extent, loans secured by first mortgages on non-owner-occupied one-to-four family residences, permanent and construction commercial and multi-family real estate loans, and consumer loans. Excess funds are generally invested in investment securities and mortgage-backed and related securities. Additionally, we borrow funds from the Federal Home Loan Bank (“FHLB”) and reinvest the proceeds in investment securities at favorable interest rate spreads.

Short-term market interest rates generally increased during the second quarter of 2005, continuing a trend that started several quarters prior. As a result, the yield curve continued to flatten, as long term interest rates have not risen near as much as short-term rates during this time period. This interest rate environment is likely to have a negative impact on our results of operations, as our interest-bearing liabilities generally are priced in relation to short-term market interest rates, while our interest-earning assets generally are priced in relation to long-term interest rates. As a result our spread has decreased over the past several quarters. If this trend continues, we expect our spread to decrease even further. Additionally, if both short-term and long-term interest rates increase to a similar degree, our spread may still decrease because our interest-bearing liabilities reprice faster than our interest-earning assets.

In order to diminish the effect of the interest rate environment, described above, management has gradually been shortening the average life of our investment portfolio and generally focused new purchases of securities into single step, U.S. agency securities with maturities of six years or less. Typically, these securities have a fixed interest rate for periods ranging from two to three years and are callable by the issuer, at various intervals, during this time. After this initial fixed interest rate period, the security is either called, or if not, the interest rates rises significantly, and the security is no longer callable. Management has generally limited its purchases of such securities to those with interest steps of a least 200 basis points.

The following discussion compares our consolidated financial condition at June 30, 2005 to December 31, 2004 and the results of operations for the three and six month periods ended June 30, 2005 with the same periods ended June 30, 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets increased by $1.1 million, or 1.1%, to $100.3 million at June 30, 2005 from $99.2 million at December 31, 2004. This increase was primarily reflected in a $741,000 increase in net loans receivable and a $521,000 increase in total investment securities and a $336,000 increase in prepaid expenses and other assets, partially offset by a $542,000 decrease in total cash and cash equivalents. Prepaid expenses increased due to a new interest bearing contractual arrangement with a provider of check clearing services.

The aforementioned increase in assets was primarily related to a $879,000 increase in total liabilities and a $218,000 increase in shareholders’ equity. During the quarter, we borrowed an additional $2.0 million from the FHLB and invested the proceeds in investment securities. These additional borrowings were partially offset by a $1.1 million decrease in deposits during this six month time period. The decrease in deposits was comprised of a $1.6 million aggregate decrease in savings accounts and negotiable order of withdrawal (“NOW”) accounts partially offset by a $499,000 increase in certificates of deposit.

Shareholders’ equity at June 30, 2005 was $16.6 million, a $218,000, or 1.3% increase from December 31, 2004. The increase in shareholders’ equity was primarily the result of a $184,000 increase in retained earnings and a $33,000 increase in net unrealized gains on securities available for sale. Book value per share was $12.01 at June 30, 2005, compared to $11.85 at December 31, 2004, primarily due to the increase in retained earnings. The dividend paid during the first six months of 2005 totaled $419,000 and was equivalent to $0.16 per common share, per quarter. At both, June 30, 2005 and December 31, 2004, there were 1,384,553 shares of common stock outstanding.

Nonperforming loans, consisting of nonaccruing loans and accruing loans delinquent more than 90 days totaled $772,000 at June 30, 2005, or 0.8% of total assets, compared to $791,000 or 0.8% of total assets as of December 31, 2004. The allowance for loan losses was $743,000 at June 30, 2005, representing coverage of 96.2% of non-performing loans and 92.1% of nonperforming assets. The allowance for loan losses at June 30, 2005 represented 1.7% of net loans receivable. At December 31, 2004, the allowance for loan losses was also $743,000 and represented coverage of 93.9% of nonperforming loans, 88.2% on nonperforming assets and 1.7% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At June 30, 2005 we had $35,000 in real estate owned as the result of foreclosure. At December 31, 2004 we had $51,000 in real estate owned as the result of foreclosure.

Results of Operations

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

Results of Operations for the Three-Month Period Ended June 30, 2005 as Compared to June 30, 2004

Net Income. For the three months ended June 30, 2005, First Niles recorded net income of $360,000 as compared to $244,000 in the comparative 2004 period, an increase of $116,000, or 47.5%. This net income resulted in an annualized return on average assets of 1.43% as compared 0.99% for the comparative period one year ago. The annualized return on shareholders’ equity for the three months ended June 30, 2005 was 8.82% compared to 6.13% for the three months ended June 30, 2004. Basic earnings per share and diluted earnings per share for the three months ended June 30, 2005 was $0.27, as compared to $0.19 and $0.18, respectively for the same period in 2004.

Net Interest Income. Net interest income decreased by $31,000, or 4.3%, for the three month period ended June 30, 2005 as compared to the respective 2004 period. For the three months ended June 30, 2005 our interest rate spread was 2.36% as compared to 2.57% for the same period one year prior. The net interest margin for the current period was 2.76% as compared to 2.95% for the same period one year ago. The major factor leading to the contraction in net interest rate spread and net interest margin was the sustained increase in short term market interest rates over the past year which impacted the liability side of the balance sheet to a greater extent than the asset side of our balance sheet.

For the three months ended June 30, 2005, total interest income increased by $20,000, or 1.7%, as compared to the same period in 2004. Specifically, interest income on loans receivable increased $54,000 on a comparative period basis, primarily due to higher average balances. Interest from interest-bearing deposits was $31,000 higher on a comparative period basis, reflecting the rise in short-term market interest rates over the past year. Interest income on investment securities, mortgage-backed and related securities decreased a collective $65,000 for the three month period ended June 30, 2005 as compared to the same period in 2004, primarily due to a shortening of targeted maturities for new purchases by management. Overall, the average yield on interest earning assets declined from 4.96% during the second quarter of 2004 to 4.94% for the second quarter of 2005.

The Company increased its level of borrowings from the FHLB from $20.5 million to $22.5 million during the last quarter. The proceeds from all borrowings were initially reinvested into investment securities (leverage strategy). This strategy was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 64 basis points as of June 30, 2005. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

Eleven of our thirteen FHLB Advances are convertible at the option of the FHLB on a specified date and quarterly thereafter to a variable rate based on 3-month LIBOR. At the time of conversion, each advance may be prepaid without penalty. At June 30, 2005, $18.5 million of the FHLB advances were eligible for conversion at the next quarterly conversion date. However, at that time, none of the advances are expected to be converted, since the variable rate index on all eleven advances was below the current fixed rate of the advance. During the past several quarters, as a strategy to mitigate the interest rate risk associated with such conversions in a rising interest rate environment, we have shortened the expected life and increased the cash flow of our investment portfolio by reducing and laddering the maturity structure of our callable U.S. Agency security portfolio.

During the three months ended June 30, 2005, total interest expense increased by $51,000, or 10.5%, as compared to the same period one year prior. Total interest on deposits increased $36,000, or 14.1%, from period to period. The average interest rate on deposits for the quarter, which comprised 72.8% of total interest bearing liabilities at June 30, 2005, increased to 1.92%, 25 basis points higher than for the same period one year ago. The average interest rate on FHLB advances, which comprise the remaining portion of interest bearing liabilities, declined to 4.41% for the three months ended June 30, 2005 from 4.51% for the same period of the prior year. Interest expense on FHLB Advances increased to $245,000 for the three months ended June 30, 2005 from $230,000 for the same period of the prior year, due to higher average balances. The overall cost of funds for the quarter ended June 30, 2005 was 2.58%, a 19 basis point increase from the same quarter one year ago.

Provision for Loan Losses. For the three months ended June 30, 2005 there was no provision for loan losses, unchanged from the comparative period in 2004. The provision for loan losses is a result of management’s periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although we maintain the allowance for loan losses at a level which we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management’s determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional allowance.

Noninterest Income. Noninterest income of $341,000 for the three months ended June 30, 2005 was $277,000 higher than during the same period in 2004. This increase was essentially the result of a $271,000 increase in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. The entire gain on sale of investments during the current quarter was attributable to the sale of our stock in Intrieve, Incorporated due to its acquisition by Harland Financial Solutions, Inc. Intrieve, Incorporated, which was owned by numerous financial institutions, including the Association, was also the primary data processing service provider to the Association. Harland Financial Solutions, Inc. will continue as the primary data service provider to the Association. Service fees and other income increased $6,000 on a period to period comparative basis, primarily due to a new contractual arrangement with a provider of check clearing services. The increase in service fee income on a comparative period basis is expected to continue throughout the remainder of 2005, due to the implementation of the new contractual arrangement during the first quarter of this year.

Noninterest Expense. Noninterest expense increased $72,000, or 16.7%, for the three months ended June 30, 2005 as compared to the same period in 2004. Other operating expense increased $13,000 on a quarter to quarter comparative period basis. Legal and audit expense increased $53,000 on a comparative period basis primarily due to the Company’s exploration of strategic alternatives that may be utilized to minimize or eliminate the costs associated with the implementation and maintenance of compliance with Sarbanes Oxley, Section 404.

Federal Income Taxes. The provision for federal income taxes increased by $58,000 in the three months ended June 30, 2005 as compared to the same period in 2004, resulting in an income tax provision of $162,000. The increase in the provision for federal income taxes as compared to the same period in 2004 was primarily due to a $174,000 increase in pre-tax income from period to period. The effective tax rate in the current three month period was 31.0%, as compared to 29.9% one year prior. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Results of Operations for the Six-Month Periods Ended June 30, 2005 as Compared to June 30, 2004

Net Income. First Niles recorded net income of $604,000 for the six months ended June 30, 2005, as compared to $504,000 for the six months ended June 30, 2004, an increase of $100,000, or 19.8%. The increase in net income was comprised of a $261,000 increase in noninterest income partially offset by a $67,000 decrease in net interest income, a $48,000 increase in federal income tax expense and a $46,000 increase in noninterest expense. Our annualized return on average assets for the six-month period ended June 30, 2005 was 1.21%, compared to 1.04% for the same period one year ago. Our annualized return on average shareholders’ equity was 7.40% for the six months ended June 30, 2005 as compared to 6.17% for the same period one year ago. Earnings per share, on a basic and diluted basis, for the six months ended June 30, 2005 was $0.46, as compared to $0.39 and $0.38, respectively, for the same six month period in 2004.

Net Interest Income. Net interest income decreased by $67,000, or 4.6% for the six months ended June 30, 2005 as compared to the respective 2004 period. For the six months ended June 30, 2005, total interest income decreased by $15,000 and total interest expense increased by $52,000 as compared to the same period in 2004. For the six months ended June 30, 2005, the interest rate spread was 2.41% as compared to 2.57% for the six months ended June 30, 2004. For the six months ended June 30, 2005 the net interest margin was 2.82% as compared to 2.96% for the six months ended June 30, 2004. For the six months ended June 30, 2005 the yield on interest earning assets was 4.94% as compared to 4.98% for the six months ended June 30, 2004, a decline of 4 basis points. The overall cost of funds was 2.53% for the six months ended June 30, 2005 as compared to 2.41% for the same period in 2004, an increase of 12 basis points. The primary reason for the decrease in net interest income was a sustained increase in short term market interest rates during the period, which increased our cost of funds, specifically our cost of deposits, and resulted in a narrowing of our net interest margin.

Provision for Loan Losses. The Company had no provision for loan losses for the six months ended June 30, 2005, unchanged from the six months ended June 30, 2004.

Noninterest Income. Noninterest income totaled $427,000 for the six months ended June 30, 2005 as compared to $166,000 for the same period in 2004. Most of this increase was attributable to a $249,000 increase in gain on sale of investment securities in the current period as compared to the prior comparative period and is generally due to the same event as explained in the quarterly comparison.

Noninterest Expense. Noninterest expense increased $46,000, or 5.1%, for the six months ended June 30, 2005 as compared to the same period one year earlier. This decrease was primarily attributable to a $56,000 increase in legal and audit expense and is generally attributable to the same reasons as explained in the quarterly comparison.

Federal Income Taxes. The provision for federal income taxes increased by $48,000 for the six months ended June 30, 2005 as compared to the same period in 2004. The increase in the provision for federal income taxes was primarily due to an increase in pre-tax income of $148,000. The effective tax rate was 30.5% for the six month period ended June 30, 2005 compared to 30.1% in the same period one year earlier. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $5.6 million at June 30, 2005.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2005, we had outstanding commitments to extend credit or purchase securities totaling $4.8 million, including $2.0 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0% and 8.0%, respectively. As of June 30, 2005, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 14.71%, 14.71% and 37.45%, respectively.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of unfunded loan commitments. Our unfunded loan commitments consist of unfunded mortgage loans, construction loans and home equity lines of credit, which extend for terms of approximately 30 days, 180 days and up to ten years, respectively. The credit risk in issuing unfunded loan commitments is essentially the same as the credit risk associated with loan products that have been funded. An unfunded loan commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily reflect future cash requirements. We use the same credit policies in making commitments to extend credit as we do for on-balance sheet instruments. Collateral held for commitments to extend credit varies but may include unimproved and improved real estate, certificates of deposit or personal property.

The following table summarized our off-balance sheet financial instruments whose contract amounts represent credit risk as of June 30, 2005:

Unfunded mortgage loans, including construction loans	$2.8 million
Home equity lines of credit	$2.0 million

Cautionary Forward-looking Statements

This document, including information incorporated by reference, contains, and future filings by First Niles Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by First Niles and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by First Niles and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. First Niles disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption” Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the financial markets interest rate and monetary fluctuations particularly the relative relationship of short-term interest rates to long-term interest rates;

•	the timely development of and acceptance of new products and services of Home Federal and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, accounting, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

Item 3. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner to allow decisions regarding disclosure and (ii) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Company‘s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of First Niles was held on April 20, 2005 at our office in Niles, Ohio. At that meeting the shareholders were asked to vote upon (i) the election of Director William S. Eddy. The voting on this matter was as follows:

Director Election:

	Votes For	Votes Withheld
Director Eddy	1,198,432	12,770

Directors not subject to election at the annual meeting and continuing in office are William L. Stephens, Leonard T. Gantler, P. James Kramer and Ralph A. Zuzolo, Sr.

Item 5. Other Information:

There are no matters required to be reported under this item.

Item 6. Exhibits

See attached exhibit index.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC.
Registrant

Date: August 12, 2005	By:	/s/ William L. Stephens
William L. Stephens
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 12, 2005	By:	/s/ Thomas G. Maley
Thomas G. Maley
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant’s Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

4	Registrant’s Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant’s Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.

10.1	Employment Agreements between Registrant’s operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.

10.2	Registrant’s 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant’s Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.

10.3	Registrant’s 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant’s Proxy Statement on Schedule 14A (File No. 0-24849), is incorporated herein by reference.

11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).

31.1	Rule 13a-14(a) Certification for the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a) Certification for the Registrant’s Chief Financial Officer.

32	Section 1350 Certifications by Registrant’s Chief Executive Officer and Chief Financial Officer