Form 10QSB
period 2005-09-30
FIRST NILES FINANCIAL INC
filed 2005-11-14
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock, par value $.01 per share, outstanding as of November 3, 2005: 1,384,553

Transitional Small business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents:
Noninterest bearing	$1,180	$1,075
Interest bearing	2,779	5,103

Total cash and equivalents	3,959	6,178
Securities available for sale - at market	27,876	29,639
Securities to be held to maturity - at cost	18,104	18,148
Loans receivable, net of allowance for loan losses of $742 and $743	46,841	42,966
Accrued interest receivable	603	579
Federal Home Loan Bank stock, at cost	1,181	1,141
Real estate investment, limited partnership - at equity	98	113
Real estate owned	35	51
Prepaid expenses and other assets	412	60
Prepaid federal income tax	112	65
Deferred federal income tax asset	219	—
Premises and equipment, at cost less accumulated depreciation	341	289

TOTAL ASSETS	$99,781	$99,229

LIABILITIES
Deposits	$60,326	$61,458
Accrued interest payable	142	130
Accounts payable and other liabilities	714	667
Federal Home Loan Bank advances	22,500	20,500
Deferred federal income tax liability	—	61

TOTAL LIABILITIES	83,682	82,816

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	—	—
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	6,951	6,951
Retained earnings	14,510	14,316
Net unrealized gains on securities available for sale	306	814
Common stock purchased by the Employee Stock Ownership Plan	(503)	(503)
Treasury stock - 369,858 shares and 369,858 shares	(5,183)	(5,183)

TOTAL SHAREHOLDERS’ EQUITY	16,099	16,413

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,781	$99,229

SEE ACCOMPANYING NOTES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest income:
First mortgage loans	$664	$623	$1,968	$1,802
Consumer and other loans	37	35	104	105
Mortgage-backed and related securities	147	210	494	696
Investments	339	362	969	1,029
Interest-bearing deposits	32	15	105	48

TOTAL INTEREST INCOME	1,219	1,245	3,640	3,680

Interest expense:
Deposits	311	254	875	778
Borrowings	252	232	724	692

TOTAL INTEREST EXPENSE	563	486	1,599	1,470

NET INTEREST INCOME	656	759	2,041	2,210

Provision for loan losses	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	656	759	2,041	2,210

Noninterest income:
Gain on sale of securities	77	65	478	216
Service fees and other income	7	9	32	23

TOTAL NONINTEREST INCOME	84	74	510	239

Noninterest expense:
Equity in loss of limited partnership	5	5	15	17
Compensation and benefits	246	253	748	758
Occupancy and equipment	27	23	75	71
Federal deposit insurance premiums	2	2	6	7
Legal and audit	26	15	151	82
Franchise taxes	48	47	145	142
Other operating expense	80	71	237	235

TOTAL NONINTEREST EXPENSE	434	416	1,377	1,312

INCOME BEFORE INCOME TAXES	306	417	1,174	1,137

Federal income taxes	87	128	351	345

NET INCOME	$219	$289	$823	$792

EARNINGS PER SHARE	$0.17	$0.22	$0.63	$0.61

DILUTED EARNINGS PER SHARE	$0.16	$0.22	$0.62	$0.60

SEE ACCOMPANYING NOTES.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Net income	$823	$792
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(638)	(151)
Related income tax	(217)	(51)

	(421)	(100)
Reclassification adjustment:

Gain included in net income	(133)	(217)
Related income tax	46	74

	(87)	(143)
Other comprehensive income	(508)	(243)

COMPREHENSIVE INCOME	$315	$549

SEE ACCOMPANYING NOTES.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$823	$792

Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(17)	(6)
Depreciation	22	21
Amortization of deferred loan fees and costs	(31)	(15)
Amortization of discounts and premiums investments and mortgage-backed and related securities	28	55
Gain on sale of securities	(478)	(217)
Equity in loss of limited partnership	15	17
Loss on sale of fixed asset	—	13
Provision for loan losses	—	—
Federal Home Loan Bank stock dividends	(41)	(34)

	321	626
Net increase in accrued interest receivable, prepaid expenses and other assets	(407)	(136)
Net increase (decrease) in accrued interest, accounts payable and other liabilities	59	99

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(27)	589

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of securities available for sale	151	1,625
Purchase of securities available for sale	(4,500)	(12,000)
Purchase of securities held to maturity	—	(12,000)
Proceeds from maturity of securities available for sale	2,000	19,000
Proceeds from maturity of securities held to maturity	—	2,000
Proceeds from principal payments on mortgage-back and related securities - held to maturity	45	118
Proceeds from principal payments on mortgage-backed and related securities - available for sale	3,447	7,870
Net increase (decrease) in interest-bearing deposits with banks	2,325	(1,690)
Net increase in loans	(3,845)	(2,770)
Proceeds from sale of Intrieve stock	344	—
Sale of fixed asset	—	4
Additions to premises	(74)	(40)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(107)	2,117

CASH FLOWS FROM FINANCING ACTIVITIES

Net decrease in savings accounts, money market deposit accounts and negotiable order of withdrawal accounts	(1,920)	(818)
Net increase (decrease) in certificates of deposits	788	(648)
Purchase of Treasury shares	—	(1,199)
Cash dividends paid on common stock	(629)	(587)
Proceeds from Federal Home Loan Bank Advances	2,000	—
Incentive stock options exercised	—	679

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	239	(2,573)

NET INCREASE IN CASH	105	133

CASH AT BEGINNING OF PERIOD	1,075	860

CASH AT END OF PERIOD	$1,180	$993

Cash paid during the period for:
Interest	$1,588	$1,479
Income taxes	$417	$365

SEE ACCOMPANYING NOTES

NOTES TO FINANCIAL STATEMENTS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

September 30, 2005 and 2004 (Unaudited)

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles Financial, Inc. (“First Niles”) and its wholly owned subsidiary, Home Federal Savings and Loan Association of Niles (the “Association”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the savings and loan industry.

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

NOTE C — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At September 30, 2005, the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, is presented in the following table, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three and nine month periods ended September 30, 2005 and September 30, 2004 (income in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$219	$289	$823	$792
Earnings applicable to basic earnings per share	$219	$289	$823	$792
Average common shares	1,384,553	1,386,192	1,384,553	1,390,092
Less average unallocated ESOP shares	64,226	81,264	68,347	85,614
Average common shares outstanding - basic	1,320,327	1,304,927	1,316,206	1,304,479

Average common shares outstanding - diluted	1,329,747	1,320,223	1,327,328	1,318,207

Earnings per share - basic	$0.17	$0.22	$0.63	$0.61

diluted	$0.16	$0.22	$0.62	$0.60

Item 2. Management’s Discussion and Analysis

Executive Overview

First Niles Financial, Inc., a Delaware corporation, was formed in July 1998 to act as the holding company for Home Federal Savings and Loan Association of Niles upon the completion of Home Federal’s conversion from mutual to stock form. The conversion was completed on October 26, 1998. References in this Form 10-QSB to “we”, “us”, and “our” refer to First Niles and/or Home Federal as the context requires.

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

Short-term market interest rates generally increased during the third quarter of 2005, continuing a trend that started several quarters prior. As a result, the yield curve continued to flatten, as long term interest rates have not risen near as much as short-term rates during this time period. This interest rate environment is likely to have a negative impact on our results of operations, as our interest-bearing liabilities generally are priced in relation to short-term market interest rates, while our interest-earning assets generally are priced in relation to long-term interest rates. As a result, our spread has decreased over the past several quarters. If this trend continues, we expect our spread to decrease even further. Additionally, if both short-term and long-term interest rates increase to a similar degree, our spread may still decrease because our interest-bearing liabilities reprice faster than our interest-earning assets.

In order to diminish the effect of the interest rate environment, described above, management has gradually been shortening the average life of our investment portfolio and generally focused new purchases of securities into single step, U.S. agency securities with maturities of six years or less. Typically, these securities have a fixed interest rate for periods ranging from two to three years and are callable by the issuer, at various intervals, during this time. After this initial fixed interest rate period, the security is either called, or if not, the interest rates rises significantly, and the security is no longer callable. Management has generally limited its purchases of such securities to those with interest steps of a least 200 basis points. More recently, some callable U.S. agency securities, with maturities of five years or less, have also been purchased, as interest rates on such securities have risen considerably over the past year.

The following discussion compares our consolidated financial condition at September 30, 2005 to December 31, 2004 and the results of operations for the three and nine month periods ended September 30, 2005 with the same periods ended September 30, 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets increased by $552,000, or 0.6%, to $99.8 million at September 30, 2005 from $99.2 million at December 31, 2004. This increase was primarily reflected in a $3.9 million increase in net loans receivable and a $351,000 increase in prepaid expenses and other assets, partially offset by a $2.2 million decrease in cash and cash equivalents and a $1.8 million decrease in total investment securities. Prepaid expenses increased due to a new interest bearing contractual arrangement with a provider of check clearing services.

Cash and cash equivalents and investment securities decreased primarily as a result of the growth in our loan portfolio and to a lesser extent, net deposit withdrawals during this period.

The aforementioned increase in assets was primarily related to a $866,000 increase in total liabilities, partially offset by a $314,000 decrease in shareholders’ equity. During the period, we borrowed an additional $2.0 million from the FHLB and invested the proceeds in investment securities. These additional borrowings were partially offset by a $1.1 million decrease in deposits during this nine month time period. The decrease in deposits was comprised of a $1.9 million aggregate decrease in savings accounts and negotiable order of withdrawal (“NOW”) accounts partially offset by a $788,000 increase in certificates of deposit. This deposit shift is not unexpected, given the fact that savings account and NOW account interest rates have remained unchanged during this time, while rates offered on certificates of deposits have increased noticeably during this time period.

Shareholders’ equity at September 30, 2005 was $16.1 million, a $314,000, or 1.9% decrease from December 31, 2004. The decrease in shareholders’ equity was primarily the result of a $508,000 decrease in net unrealized gains on securities available for sale, partially offset by a $194,000 increase in retained earnings. Book value per share was $11.63 at September 30, 2005, compared to $11.85 at December 31, 2004. The dividend paid during the first nine months of 2005 totaled $629,000 and was equivalent to $0.16 per common share, per quarter. At both, September 30, 2005 and December 31, 2004, there were 1,384,553 shares of common stock outstanding.

Nonperforming loans, consisting of nonaccruing loans and accruing loans delinquent more than 90 days totaled $724,000 at September 30, 2005, or 0.7% of total assets, compared to $791,000 or 0.8% of total assets as of December 31, 2004. The allowance for loan losses was $742,000 at September 30, 2005, representing coverage of 102.5% of non-performing loans and 97.8% of nonperforming assets. The allowance for loan losses at September 30, 2005 represented 1.6% of net loans receivable. At December 31, 2004, the allowance for loan losses was $743,000 and represented coverage of 93.9% of nonperforming loans, 88.2% on nonperforming assets and 1.7% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At September 30, 2005 we had $35,000 in real estate owned as the result of foreclosure. At December 31, 2004 we had $51,000 in real estate owned as the result of foreclosure.

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

Results of Operations for the Three-Month Period Ended September 30, 2005 as Compared to September 30, 2004

Net Income. For the three months ended September 30, 2005, First Niles recorded net income of $219,000 as compared to $289,000 in the comparative 2004 period, a decrease of $70,000, or 24.2%. This net income resulted in an annualized return on average assets of 0.87% as compared 1.18% for the comparative period one year ago. The annualized return on shareholders’ equity for the three months ended September 30, 2005 was 5.34% compared to 7.31% for the three months ended September 30, 2004. Basic earnings per share and diluted earnings per share for the three months ended September 30, 2005 was $0.17 and $0.16, respectively, as compared to $0.22 for both measures of earnings per share in the third quarter of 2004.

Net Interest Income. Net interest income decreased by $103,000, or 13.6%, for the three month period ended September 30, 2005 as compared to the respective 2004 period. For the three months ended September 30, 2005 our interest rate spread was 2.28% as compared to 2.81% for the same period one year prior. The net interest margin for the current period was 2.68% as compared to 3.17% for the same period one year ago. The major factor leading to the contraction in net interest rate spread and net interest margin was the sustained increase in short term market interest rates over the past year which impacted the liability side of the balance sheet, specifically certificates of deposit, to a greater extent than the asset side of our balance sheet.

For the three months ended September 30, 2005, total interest income decreased by $26,000, or 2.1%, as compared to the same period in 2004. Specifically, income on loans receivable increased $43,000 on a comparative period basis, primarily due to higher average balances. Interest from interest-bearing deposits was $17,000 higher on a comparative period basis, reflecting the rise in short-term market interest rates over the past year. Interest income on investment securities, mortgage-backed and related securities decreased a collective $86,000 for the three month period ended September 30, 2005 as compared to the same period in 2004, primarily due to a shortening of targeted maturities for new purchases by management and lower average balances. Overall, the average yield on interest earning assets declined 23 basis points, from 5.19% during the third quarter of 2004 to 4.96% for the third quarter of 2005.

The Company maintained its level of borrowings from the FHLB at $22.5 million during the third quarter. The proceeds from all borrowings were initially reinvested into investment securities (leverage strategy). This strategy was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 67 basis points as of September 30, 2005. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

Eleven of our thirteen FHLB Advances are convertible at the option of the FHLB on a specified date and quarterly thereafter to a variable rate based on 3-month LIBOR. At the time of conversion, or quarterly thereafter, each advance may be prepaid without penalty. At September 30, 2005, $18.5 million of the FHLB advances were eligible for conversion at the next quarterly conversion date. At that time, none of the advances are expected to be converted, since the variable rate index on ten of the eleven advances was below the current fixed rate of the advance and in one case the variable rate was only slightly higher than the current fixed rate. During the past several quarters, as a strategy to mitigate the interest rate risk associated with such conversions in a rising interest rate environment, we have shortened the expected life and increased the cash flow of our investment portfolio by reducing and laddering the maturity structure of our callable U.S. Agency security portfolio.

During the fourth quarter of 2005, $5.0 million of U.S. Agency step securities are expected to be called. If these securities are not called, the coupon interest rate on the securities will rise by a weighted average of 215 basis points, from 2.85% to 5.00%.

During the three months ended September 30, 2005, total interest expense increased by $77,000, or 15.8%, as compared to the same period in 2004. Total interest on deposits increased $57,000, or 22.4%, from period to period. The average interest rate on deposits for the quarter, which comprised 72.8% of total interest bearing liabilities at September 30, 2005, increased to 2.05%, 37 basis points higher than for the same period one year ago.

The weighted average interest rate paid on savings and NOW account deposits was unchanged at 0.74% in each period. However, the average rate paid on certificates of deposit increased from 2.45% during the third quarter of 2004 to 2.98% during the third quarter of 2005. This increase was reflective of rising market interest rates as well as the rates offered by local competitors. The average interest rate on FHLB advances, which comprise the remaining portion of interest bearing liabilities, declined to 4.45% for the three months ended September 30, 2005 from 4.51% for the same period one year ago. Interest expense on FHLB Advances increased to $252,000 for the three months ended September 30, 2005 from $232,000 for the same period of the prior year, due to higher average balances. The overall cost of funds for the quarter ended September 30, 2005 was 2.68%, a 30 basis point increase from the same quarter one year ago.

Provision for Loan Losses. For the three months ended September 30, 2005 there was no provision for loan losses, unchanged from the comparative period in 2004. The provision for loan losses is a result of management’s periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income of $84,000 for the three months ended September 30, 2005 was $10,000 higher than during the same period in 2004. This increase was essentially the result of a $12,000 increase in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. Service fees and other income decreased $2,000 on a period to period comparative basis.

Noninterest Expense. Noninterest expense increased $18,000, or 4.3%, for the three months ended September 30, 2005 as compared to the same period in 2004. Legal and audit expense increased $11,000 on a comparative period basis. Other operating expense increased $9,000 on a quarter to quarter comparative period basis.

Federal Income Taxes. The provision for federal income taxes decreased by $41,000 in the three months ended September 30, 2005 as compared to the same period in 2004, resulting in an income tax provision of $87,000. The decrease in the provision for federal income taxes as compared to the same period in 2004 was primarily due to a $111,000 decrease in pre-tax income from period to period. The effective tax rate in the current three month period was 28.4%, as compared to 30.7% one year prior. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Results of Operations for the Nine-Month Periods Ended September 30, 2005 as Compared to September 30, 2004

Net Income. First Niles recorded net income of $823,000 for the nine months ended September 30, 2005, as compared to $792,000 for the nine months ended September 30, 2004, an increase of $31,000, or 3.9%. The increase in net income was comprised of a $271,000 increase in noninterest income partially offset by a $169,000 decrease in net interest income, a $65,000 increase in noninterest expense, and a $6,000 increase in federal income tax expense. Our annualized return on average assets for the nine-month period ended September 30, 2005 was 1.10%, compared to 1.07% for the same period one year ago. Our annualized return on average shareholders’ equity was 6.71% for the nine months ended September 30, 2005 as compared to 6.54% for the same period one year ago. Earnings per share, on a basic and diluted basis, for the nine months ended September 30, 2005 was $0.63 and $0.62, respectively as compared to $0.61 and $0.60, respectively, for the same nine month period in 2004.

Net Interest Income. Net interest income decreased by $169,000, or 7.6% for the nine months ended September 30, 2005 as compared to the respective 2004 period. For the nine months ended September 30, 2005, total interest income decreased by $40,000 and total interest expense increased by $129,000 as compared to the same period in 2004. For the nine months ended September 30, 2005, the interest rate spread was 2.36% as compared to 2.65% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 the net interest margin was 2.77% as compared to 3.03% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 the yield on interest earning assets was 4.95% as compared to 5.05% for the nine months ended September 30, 2004, a decline of 10 basis points. The overall cost of funds was 2.59% for the nine months ended September 30, 2005 as compared to 2.40% for the same period in 2004, an increase of 19 basis points. The primary reason for the decrease in net interest income was a sustained increase in short term market interest rates during the period, which increased our cost of funds, specifically on certificates of deposit, and resulted in a narrowing of our net interest margin. During the first nine months of 2005 the average rate paid on our certificates of deposit was 2.81% as compared to 2.50% for the 2004 comparative period.

Provision for Loan Losses. The Company had no provision for loan losses for the nine months ended September 30, 2005, unchanged from the nine months ended September 30, 2004.

Noninterest Income. Noninterest income totaled $510,000 for the nine months ended September 30, 2005 as compared to $239,000 for the same period in 2004. Most of this increase was attributable to a $262,000 increase in gain on sale of investment securities in the current period as compared to the prior comparative period and is generally due to the sale of our stock in Intrieve Incorporated, which was acquired by Harland Financial Solutions, Inc. Intrieve, Incorporated, which was owned by numerous financial institutions, including the Association, was also the primary data processing service provider to the Association. Harland Financial Solutions, Inc. will continue as the primary data service provider to the Association.

Noninterest Expense. Noninterest expense increased $65,000, or 5.0%, for the nine months ended September 30, 2005 as compared to the same period one year earlier. This increase was primarily attributable to a $69,000 increase in legal and audit expense primarily due to the Company’s exploration of strategic alternatives that may be utilized to minimize or eliminate the costs associated with the implementation and maintenance of compliance with Sarbanes Oxley, Section 404.

Federal Income Taxes. The provision for federal income taxes increased by $6,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in the provision for federal income taxes was primarily due to an increase in pre-tax income of $37,000. The effective tax rate was 29.9% for the nine month period ended September 30, 2005 compared to 30.3% in the same period one year earlier. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $4.0 million at September 30, 2005.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At September 30, 2005, we had outstanding commitments to extend credit or purchase securities totaling $5.7 million, including $2.0 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0% and 8.0%, respectively. As of September 30, 2005, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 14.89%, 14.89% and 36.52%, respectively.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of unfunded loan and investment security purchase commitments. Our unfunded loan commitments consist of unfunded mortgage loans, construction loans and home equity lines of credit, which extend for terms of approximately 30 days, 180 days and up to ten years, respectively. Our investment security purchase commitments are generally 30 days or less.

The credit risk in issuing unfunded loan commitments is essentially the same as the credit risk associated with loan products that have been funded. An unfunded loan and investment security purchase commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

The following table summarized our off-balance sheet financial instruments whose contract amounts represent credit risk as of September 30, 2005:

Unfunded mortgage loans, including construction loans	$2.7 million
Home equity lines of credit	$2.0 million
Investment security purchase commitments	$1.0 million

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

Item 3. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner to allow decisions regarding disclosure and (ii) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

There are no matters required to be reported under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There are no matters required to be reported under this item.

(b)	There are no matters required to be reported under this item.

(c)	There are no matters required to be reported under this item.

Item 3. Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4. Submission of Matters to a Vote of Security Holders:

There are no matters required to be reported under this item.

Item 5. Other Information:

There are no matters required to be reported under this item.

Item 6. Exhibits

See attached exhibit index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC.
Registrant

Date: November 14, 2005	By:	/s/ William L. Stephens
William L. Stephens
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 14, 2005	By:	/s/ Thomas G. Maley
Thomas G. Maley
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant’s Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

4	Registrant’s Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant’s Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.0-24849), is incorporated herein by reference.

10.2	Registrant’s 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant’s Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.

10.3	Registrant’s 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant’s Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.

11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).

31.1	Rule 13a-14(a) Certification for the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a) Certification for the Registrant’s Chief Financial Officer.

32	Section 1350 Certifications by Registrant’s Chief Executive Officer and Chief Financial Officer