Form 10KSB
period 2005-12-31
FIRST NILES FINANCIAL INC
filed 2006-03-31
CIK 1065823

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-24849

FIRST NILES FINANCIAL, INC.

(Name of small business issuer in its charter)

Delaware	34-1870418
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 North Main Street, Niles, OH	44446
(Address of Principal Executive Offices)	(Zip Code)

(330) 652-2539

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenue for its most recent fiscal year: $5.5 million

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the closing sales price of such stock on the Nasdaq System as of March 17, 2006, was $15.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 21, 2006, there were 1,384,553 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB — Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2005.

PART III of Form 10-KSB — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held in 2006.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document, including information incorporated by reference, contains, and future filings by First Niles Financial, Inc. on Form 10-QSB and Form 8-K and future oral and written statements we make may contain, forward-looking statements about First Niles and its subsidiary, Home Federal Savings and Loan Association of Niles, which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements we make are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Stockholders (attached to this report as Exhibit 13) and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the financial markets interest rate and monetary fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

•	the timely development of and acceptance of new products and services of Home Federal and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

PART I

Item 1. Description of Business

General

First Niles Financial, Inc. (“First Niles” or the “Company”) is a unitary, non-diversified, Delaware holding company. First Niles has no significant operations outside those of its wholly-owned operating subsidiary, Home Federal Savings and Loan Association of Niles (“Home Federal” or the “Bank”). References in this Form 10-KSB to “we,” “us,” and “our” refer to First Niles and/or Home Federal as the context requires.

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

At December 31, 2005, we had $98.5 million of assets and stockholders’ equity of $16.4 million (or 16.6% of total assets). Our common stock is traded on The Nasdaq SmallCap Market under the symbol “FNFI.”

Home Federal is a federally chartered stock savings association headquartered in Niles, Ohio. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”) and are backed by the full faith and credit of the United States.

Our results of operations depend primarily on net interest income, which is determined by (i) the difference between rates of interest we earn on interest-earning assets, consisting primarily of mortgage loans, collateralized mortgage obligations and other investments, and the rates we pay on interest-bearing liabilities, consisting primarily of deposits and borrowings; and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. The level of non-interest income, such as fees received from customer deposit account service charges and gains on sales of investments, and the level of non-interest expense, such as federal deposit insurance premiums, salaries and benefits, office occupancy costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

Our offices are located at 55 North Main Street, Niles, Ohio 44446-5097 and our telephone number is (330) 652-2539.

Market Area

Our primary market area is Niles, Ohio. Our primary lending area consists generally of the area within a 30 mile radius of the City of Niles. We may grant loans outside of this 30 mile radius upon the approval of our Board of Directors, including granting some loans outside the State of Ohio.

Trumbull County, where Home Federal is located, consists primarily of suburban and rural communities with manufacturing and wholesale distribution activities serving as the basis of the local economy. Major employers in the area include General Motors Corp. and WCI Steel, Inc.

The level of competition in our market area is strong and dominated by commercial banks, with financial institutions of varying sizes and characteristics. In addition, our market area is projected to experience a continuing decrease in population and no meaningful increase in households over the next several years. Niles and Trumbull County have per capita income and median household income lower than Ohio and the United States and in December 2005, Trumbull County also had an unemployment rate higher than both Ohio and the United States. These economic conditions and strong competition have resulted in reduced loan demand which, in turn, has resulted in a high concentration of investment securities and mortgage-backed and related securities in our portfolio compared to typical savings institutions. In the event current economic and market conditions persist or worsen, and loan demand remains weak, we cannot give any assurances that we will be able to maintain or increase our mortgage loan portfolio, which could adversely affect our operations and financial results.

Lending Activities

General. Our primary lending activity is the origination of permanent and construction loans secured by first mortgages on one- to four-family residential properties. We also make permanent and construction loans on multi-family and commercial properties, home equity lines of credit, and a limited number of other consumer and commercial business loans. Our mortgage loans carry either a fixed or an adjustable interest rate. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2005, our net loan portfolio totaled $47.2 million, which constituted 47.9% of our total assets.

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

Management is responsible for presenting to the Board information about the credit-worthiness of a borrower and the estimated value of the subject property. Information relating to credit-worthiness of a borrower generally consists of a summary of the borrower’s credit history, employment, employment stability, net worth and income. The estimated value of the property must be supported by an appraisal report prepared in accordance with our appraisal policy.

At December 31, 2005, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was approximately $2.4 million. At December 31, 2005, our largest lending relationship to a single borrower or group of related borrowers consisted of four loans aggregating $2.2 million. These loans were secured by a condominium rehabilitation project in Ft. Myers, Florida, and three single family rental units located in suburban Cleveland, Ohio.

Our second largest lending relationship at December 31, 2005 consisted of three purchased participation loans totaling $1.6 million. These three loans were secured by an apartment complex, a combination warehouse, office and retail complex and a hotel, all located in the Columbus, Ohio area.

Our next largest lending relationship consisted of six loans totaling $1.4 million. Of the six loans, three were for the construction or development of residential housing, including condominiums, one was for the construction of a commercial office building and two were secured by a commercial building presently used as a restaurant. All six of these loans were located within our primary lending area.

Our fourth largest lending relationship at December 31, 2005 totaled $1.1 million and consisted of 21 loans secured by residential rental properties and a single family residence. All of the properties securing these loans are within our primary lending area.

Our fifth largest lending relationship consisted of three loans totaling $985,000 secured by two commercial office buildings and a single family residence. The properties securing these loans are outside our primary lending area, but within Northeast Ohio.

Each of the above lending relationships was current and performing in accordance with its terms at December 31, 2005.

We had fourteen other lending relationships which exceeded $400,000 at December 31, 2005. As of that date, all of these lending relationships were current and performing generally in accordance with their loan terms. One relationship, though performing in accordance with its loan terms at December 31, 2005, was on nonaccrual status. (See “Asset Quality — Non-Performing Assets”).

Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. The dollar amounts and percentages were calculated before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$34,614	69.68%	$30,868	68.64%
Commercial	6,411	12.90	6,641	14.77
Multi-family	3,543	7.13	1,423	3.16
Construction or development	2,258	4.54	3,772	8.39

Total real estate loans	46,826	94.25	42,704	94.96

Other Loans:
Consumer Loans:
Home equity line of credit	2,236	4.50	1,750	3.89
Other	396.80		349.78

Total consumer loans	2,632	5.30	2,099	4.67
Commercial business loans	224.45		167.37

Total other loans	2,856	5.75	2,266	5.04

Total loans	49,682	100.00	44,970	100.00%

Less:
Loans in process	1,623		1,180
Deferred fees and discounts	136		81
Allowance for losses	743		743

	2,502		2,004

Total loans receivable, net	$47,180		$42,966

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$28,948	58.27	$23,963	53.29%
Commercial	2,848	5.73	2,684	5.97
Multi-family	348	0.70	452	1.00
Construction or development	1,790	3.60	3,097	6.89

Total real estate loans	33,934	68.30	30,196	67.15

Consumer:
Home Equity	—	—	—	—
Consumer	376.76		349.78
Commercial business	224.45		167.37

	600	1.21	516	1.15

Total fixed-rate loans	34,534	69.51	30,712	68.30

Adjustable-Rate Loans:
Real estate:
One- to four-family	5,666	11.41	6,905	15.35
Commercial	3,563	7.17	3,957	8.80
Multi-family	3,195	6.43	971	2.16
Construction or development	468.94		675	1.50

Total real estate loans	12,892	25.95	12,508	27.81

Consumer:
Home Equity	2,256	4.54	1,750	3.89
Other	—	—	—	—
Total adjustable-rate loans	15,148	30.49	14,258	31.70
Total loans	49,682	100.00%	44,970	100.00%

Less:
Loans in process	1,623		1,180
Deferred fees and discounts	136		81
Allowance for loan losses	743		743

	2,502		2,004

Total loans receivable, net	$47,180		$42,966

The above table is not necessarily consistent with Note C to our Audited Consolidated Financial Statements due to differences in certain categories of loans and inclusion of loans in process balances in the above table but not in Note C.

The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios at December 31, 2005, before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Periods Ending December 31,
2006(1)	$1,790	6.35%	$5	8.00%	$1,795	6.35%
2007 to 2010	468	7.38	79	6.95	547	7.32
After 2010	—	—	140	7.26	140	7.26

Totals	$2,258	6.56	$224	7.17	$2,482	6.62

(1)	Includes demand loans, non-accrual loans, loans having no stated maturity and overdraft loans.

All of the loans in the above table due after December 31, 2006 have fixed interest rates, except for two adjustable rate loans totaling $468,000.

One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by our marketing efforts, present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 2005, one- to four-family residential mortgage loans totaled $34.6 million, or 69.7% of our gross loan portfolio.

We originate one- to four-family mortgage loans on either a fixed or adjustable basis, as consumer demand dictates. The pricing strategy for fixed-rate mortgage loans focuses on setting interest rates that are competitive with other local financial institutions. Adjustable-rate mortgage loans are generally offered with either one-year or three-year repricing periods. Due to their wide availability and market rate sensitivity, we generally use the one-year and three-year U.S. Treasury Security Constants plus a stated margin over such indices for pricing of adjustable-rate mortgage loans. During the year ended December 31, 2005, we originated $2.1 million of one- to four-family adjustable-rate mortgage loans and $6.7 million of one- to four-family, fixed-rate mortgage loans. We have not sold any mortgage loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis” in our Annual Report to Stockholders.

Fixed-rate loans secured by one- to four-family residences have maximum maturities of 30 years, and are fully amortizing, with payments due monthly. However, these loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. Additionally, some of these loans may have balloon payments which substantially shorten their effective maturities, typically to the 10 to 15 year range. A significant change in the current level of interest rates could alter the average life of a residential loan in our portfolio considerably. Our one- to four-family loans are not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

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

Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, and thus, increases the potential for default. We have not experienced significant delinquencies concerning these loans. See “- Asset Quality — Non-Performing Assets” and “-Asset Quality — Classified Assets.”

We generally underwrite our one- to four-family loans based on the applicant’s employment, credit history, and appraised value of the subject property. Presently, we lend up to 90% of the lesser of the appraised value or purchase price for one- to four-family loans. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved and qualified by our Board of Directors. We generally require our borrowers to obtain title insurance and fire, property and flood insurance, if necessary, in an amount not less than the value of the security property.

Commercial and Multi-family Real Estate Lending. We are engaged in commercial and multi-family real estate lending. These loans are secured primarily by small retail establishments, small office buildings, warehouses, and other non-residential and multi-family residential properties located in our market area. We also purchase participation interests in loans originated by other financial institutions. At December 31, 2005, commercial real estate loans totaled $6.4 million, or 12.9% of our gross loan portfolio, and multi-family real estate loans totaled $3.5 million, or 7.1% of our gross loan portfolio.

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

We grant loans secured by commercial and multi-family real estate based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require personal guarantees of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial and multi-family real estate loans are performed by independent fee appraisers approved by our Board of Directors. See “- Loan Originations, Purchases and Repayments.”

Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans because they typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. For example, cash flow from the project is reduced if leases are not obtained or renewed. See “- Asset Quality — Nonperforming Loans.”

Construction and Development Lending. We originate residential and commercial construction loans to individuals as well as loans secured by building lots or raw land held for development. Presently, all of these loans are secured by property located within our market area. We also purchase participation interests in construction loans originated by other lenders. At December 31, 2005, we had $2.3 million in construction and development loans outstanding, representing 4.5% of our gross loan portfolio. At

December 31, 2005, our largest construction lending relationship consisted of a $800,000 loan secured by a commercial office building, currently in the process of construction and located within our primary lending area. Approximately $784,000 of this relationship was unfunded at December 31, 2005.

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

Loans secured by building lots or raw land held for development are generally granted with terms of up to five years and are available at a fixed interest rate. Payments on loans secured by building lots are due monthly and are amortized on a 20-year basis, resulting in a balloon payment at maturity. Payments on raw land held for development are due monthly and are interest only. Loans secured by building lots or raw land for development are granted based on both the financial strength of the borrower and the value of the underlying property. At December 31, 2005, we had no loans secured by building lots and raw land.

We obtain construction loans principally through continued business from builders who have previously borrowed from Home Federal, as well as referrals from existing and walk-in customers. The application process includes submission of accurate plans, specifications and costs of the project to be constructed. We use these items as a basis for determining the appraised value of the subject property. We base loan amounts on the lesser of current appraised value and/or the cost of construction (land plus building). We also conduct periodic inspections of construction projects we finance.

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

The largest component of our consumer lending is home equity lines of credit, which we began offering during 2001. At December 31, 2005, our home equity line of credit portfolio totaled $2.2 million, or 4.5% of our gross loan portfolio. We are currently offering this product with a ten-year draw period followed by a ten-year repayment period. The minimum monthly payment during the draw period is interest only. The payments during the repayment period will fully amortize the outstanding debt after ten years. At December 31, 2005, we had $2.0 million of unused credit available under our home equity line of credit program.

Our underwriting standards for home equity lines of credit generally include a determination of the applicant’s payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, our underwriting process also includes an evaluation of the value of the security property in relation to the proposed line of credit. An individual home equity line of credit, along with any other debt secured by the subject property, may not exceed 89.9% of the appraised value of the property. We generally use county real estate tax appraisals to determine the appraised value of the property.

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

During the last several years, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. Although our primary business is the origination of one- to four-family mortgage loans, competition from other financial institutions continues to limit the volume of loans we have been able to originate and place in our portfolio. As a result, we will from time to time purchase mortgage loans and investment and mortgage-backed and related securities to supplement our portfolios. We do not sell loans nor do we originate loans according to secondary market guidelines.

In periods of economic uncertainty, the ability of financial institutions, including Home Federal, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resulting decrease in interest income.

The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2005	2004
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$2,065	$1,397
- commercial	477	480
- multi-family	1,990	300
Non-real estate - home equity	1,105	919
- other consumer	—	—
- commercial business	—	—

Total adjustable-rate	5,637	3,096

Fixed rate:
Real estate - one- to four-family	6,654	8,515
- commercial	697	1,063
- multi-family	676	—
- land and development	—	—
Non-real estate - home equity	159	380
- other consumer	—	—
- commercial business	100	109
Total fixed-rate	8,286	10,067

Total loans originated	13,923	13,163

Purchases:
Real estate - one- to four-family	—	—
- commercial	—	—
- multi-family	—	—
- land and development	—	—

Total loans purchased	—	—
Mortgage-backed and related securities	—	—
Total purchased	—	—

Repayments:
Principal repayments	13,895	18,811
Total reductions	13,895	18,811

Increase (decrease) in other items, net	(77)	(39)
Net increase (decrease)	$(49)	$(5,687)

Asset Quality

When a borrower fails to make a payment on a loan on or before the default date, we consider the loan 30 days past due. At that time, we generally send out a delinquent notice to the borrower. One of our officers reviews each delinquent account and, at his or her discretion, we attempt to cure the delinquency by contacting the borrower. If the loan becomes 60 days delinquent, our legal counsel will generally send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current within 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, an officer may accept a written repayment plan from the borrower which would bring the account current within 90 days. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving consent from our Board of Directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, amount and percentage of type at December 31, 2005.

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	1	$55	0.16%	8	$527	1.52%	9	$582	1.68%
Commercial
Multi-family	—	—		—	—	—	—	—	—
Construction or development	—	—	—	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—	—	—
Other	—	—	—	2	72	2.74	2	72	2.74
Commercial	—	—	—	—	—	—	—	—	—

Total	1	$55		10	$599		11	$654

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

	December 31,
	2005	2004
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$527	$283
Commercial real estate	306	342
Construction or development	—	—
Land	—	—

Total	833	625

Accruing loans delinquent more than 90 days:
One- to four-family	—	95
Multi-family	—	—
Commercial real estate	—	1
Construction or development	—	—
Consumer:
Home Equity	—	—
Other	72	70
Commercial business	—	—

Total	72	166

Real Estate Owned	35	51

Total non-performing assets	$940	$842

Total as a percentage of gross loans receivable	1.89%	1.87%

For the year ended December 31, 2005, we would have received $59,000 in additional gross interest income if the non-accruing loans had been current in accordance with their original terms.

Other Loans of Concern. At December 31, 2005, there were no problem loans that are not included in the table above.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value they cannot be counted as assets without the establishment of a specific loan loss reserve.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off that particular amount. A thrift institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, either of which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of loans policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management’s review of our loans, at December 31, 2005, we had classified $835,000 of our loans as substandard, representing 5.1% of stockholders’ equity and 0.8% of total assets. No assets were classified as doubtful or as loss.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses which is based on management’s evaluation of past loss experience, current trends in the level of delinquent and specific problem loans, loan concentration to single borrowers, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. A significant portion of our loan portfolio is concentrated in one- to four-family mortgage loans which concentration, historically, has not led to any significant loan losses. Management prepares quarterly analyses of loans classified as substandard and non-performing and evaluates these loans in conjunction with its determination of the appropriate provision for loan losses to be recorded for the period. Management also analyzes borrowers with significant outstanding balances to reevaluate credit risk, the quality of the loan and factors that may affect the borrowers’ ability to pay. Accordingly, the allowance represents management’s estimate of losses inherent in our loan portfolio as of a specified date.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to our allowance will be the result of periodic loan, property and collateral reviews and thus, cannot be predicted in advance. At December 31, 2005, our total allowance for loan losses represented coverage of 82.0% of non-performing loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations — Provision for Loan Losses” and Notes A and C of the Notes to Consolidated Financial Statements contained in our Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB.

The following table sets forth an analysis of our allowance for loan losses.

	At and For the Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$743	$759

Charge-offs: One- to four-family	—	16
Total charge-offs	—	16

Recoveries:	—	—
Net (charge-offs) recoveries	—	(16)
Additions charged to operations	—	—

Balance at end of period	$743	$743

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	—%	0.04%

Ratio of net charge-offs (recoveries) during the period to average non-performing loans	—%	1.70%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	December 31,
	2005			2004
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$235	$34,614	69.68%	$209	$30,868	68.64%
Multi-family, commercial, real estate, construction or development	376	12,212	24.57	378	11,836	26.32
Consumer and commercial business	14	2,856	5.75	12	2,266	5.04
Unallocated	118	—	—	144	—	—

Total	$743	$49,682	100.00%	$743	$44,970	100.00%

Investment Activities

We must maintain sufficient levels of investments that qualify as liquid assets to meet the safety and soundness requirement under Office of Thrift Supervision regulations. Our liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. We regularly review and update cash flow projections to assure that we maintain adequate liquidity.

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See “Regulation - Federal Regulation of Savings Associations” for a discussion of additional restrictions on our investment activities.

President Stephens, Vice President Safarek and Compliance Officer Csontos have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments is affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loans.

The general objectives of our investment portfolio are to: (i) provide and maintain liquidity within the guidelines prescribed by Office of Thrift Supervision regulations; (ii) provide liquidity when loan demand is high and to assist in maintaining earnings when loan demand is low; and (iii) maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management; Market Risk Analysis” in our Annual Report to Stockholders.

Our investment securities consist primarily of U.S. agency securities. The U.S. agency securities consist of different callable securities, issued by either the Federal Home Loan Bank system, Fannie Mae or Freddie Mac. These securities have original maturities ranging from 30 months to 15 years and original call periods ranging from one month to three years.

Our mortgage-backed and related securities portfolio consists of securities issued under government-sponsored agency programs. We hold entirely collateralized mortgage obligations. Collateralized mortgage obligations are special types of pass-through debt securities in which the principal and interest payments on the underlying mortgages or mortgage-backed securities are used to create classes of securities with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.

Our policy is to purchase only collateralized mortgage obligations that are in the first or second repayment tranche (investment class) and are AAA rated. We expect the life of our collateralized mortgage obligations to be typically under five years at the time of purchase, although the contractual life may exceed 20 years. Premiums associated with collateralized mortgage obligations purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average life of the collateralized mortgage obligations. The purpose of our collateralized mortgage obligation investment strategy is to: (i) assist in maintaining Home Federal’s qualified thrift lender status (see “Regulation - Qualified Thrift Lender”); (ii) generate high cash flow so as to lessen liquidity and reinvestment risk; (iii) preserve asset quality; and (iv) generate additional interest income.

At December 31, 2005, we held collateralized mortgage obligations with a fair market value of $11.3 million, all of which were secured by underlying collateral issued under government agency-sponsored programs.

Substantially all of our collateralized mortgage obligations are currently classified as available for sale. We anticipate classifying as available for sale all new purchases of collateralized mortgage obligations. At December 31, 2005, $10.2 million of our collateralized mortgage obligations qualified as high risk mortgage securities under Office of Thrift Supervision regulations. These securities qualified as high-risk mortgage-related securities because of the current low interest rate environment. The low rate environment increases the likelihood that the underlying mortgages will prepay, which causes the estimated life of the securities, and therefore their market value, to become uncertain. At the time of purchase none of these securities qualified as high risk.

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

The following table sets forth the composition of our investment and mortgage-backed and related securities portfolio at the dates indicated. Our investment securities portfolio at December 31, 2005, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the U.S. Government or its agencies.

	December 31,
	2005		2004
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Investment securities:
Freddie Mac stock	$1,438	4.25%	$1,842	5.60%
U.S. agency securities	31,189	92.20	29,899	90.89
Federal Home Loan Bank stock	1,199	3.55	1,141	3.47
Other	—	—	15	0.04

Total investment securities and Federal Home Loan Bank stock	$33,826	100.00%	$32,897	100.00%

Mortgage-backed and related securities:
Collateralized mortgage obligations	$11,326	100.00%	$16,031	100.00%

Unamortized discounts, net	—	—	—	—

Total mortgage-backed and related securities	$11,326	100.00%	$16,031	100.00%

Other interest-earning investments:
Money market mutual fund	$525	16.92%	$1,582	31.00%
Interest-bearing deposits with banks	537	17.30	2,521	49.40
Federal funds sold	2,041	65.78	1,000	19.60

Total	$3,103	100.00%	$5,103	100.00%

The following table sets forth the contractual maturities of our investment and mortgage-backed and related securities at December 31, 2005.

	1 Year or Less	After 1 to 3 Years	After 3 to 5 Years	After 5 to 10 Years	After 10 to 20 Years	Over 20 Years	December 31, 2005 Balance Outstanding
	(In Thousands)
U.S. agency securities	$—	$3,991	$15,372	$9,869	$1,957	$—	$31,189

Collateralized mortgage obligations	—	25	—	—	3,721	7,580	11,326

Total	$—	$4,016	$15,372	$9,869	$5,678	$7,580	$42,515

Weighted average yield	—	3.50%	4.29%	4.51%	4.65%	4.41%	4.31%

Sources of Funds

General. Our sources of funds are deposits and borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and short-term investments, and funds provided from operations.

Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW accounts and certificate of deposit accounts currently ranging in terms from six months to five years. We only solicit deposits from our market area and do not use brokers to obtain deposits. We primarily rely on competitive pricing policies, advertising and customer service to attract and retain these deposits. The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition.

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

The following table sets forth the deposit flows at Home Federal during the periods indicated.

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
Opening balance	$61,458	$61,936
Deposits	46,591	50,774
Withdrawals	(48,302)	(52,191)
Interest credited	1,055	939

Ending balance	$60,802	$61,458

Net increase (decrease)	$(656)	$(478)

Percent increase (decrease)	(1.08)%	(0.77)%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	December 31,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Passbook and statement savings accounts (.75%)(1)	$17,773	29.23%	$18,978	30.88%
NOW accounts (.50%)(1)	4,542	7.47	4,533	7.38
Money market accounts (1.00%)(1)	3,711	6.11	3,732	6.07
Demand accounts (0.00%)(1)	21	0.03	—	—

Total non-certificates	26,047	42.84	27,243	44.33

Certificates:
1.51 - 3.00%	12,183	20.03	15,982	26.00
3.01 - 4.50%	20,799	34.21	14,563	23.70
4.51 - 6.00%	1,773	2.92	3,670.97

Total certificates	34,755	57.16	34,215	55.67

Total deposits	$60,802	100.00%	$61,458	100.00%

(1)	Interest rates stated apply to December 31, 2005.

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2005.

	1.51- 3.00%	3.01- 4.50%	4.51- 6.00%	Total	Percent
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2006	$3,894	$1,000	$—	$4,894	14.08%
June 30, 2006	3,676	3,836	32	7,544	21.70
September 30, 2006	2,353	4,621	—	6,974	20.07
December 31, 2006	1,208	2,981	—	4,189	12.05
March 31, 2007	513	1,475	749	2,737	7.88
June 30, 2007	225	3,570	—	3,795	10.92
September 30, 2007	43	934	992	1,969	5.66
December 31, 2007	201	678	—	879	2.53
March 31, 2008	70	316	—	386	1.11
June 30, 2008	—	918	—	918	2.64
September 30, 2008	—	388	—	388	1.12
December 31, 2008	—	82	—	82	0.24
Thereafter	—	—	—	—	—

Total	$12,183	$20,799	$1,773	$34,755	100.00%

Percent of total	35.06%	59.84%	5.10%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2005.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)
Certificates of deposit less than $100,000	$3,411	$3,620	$4,839	$7,146	$19,016
Certificates of deposit of $100,000 or more	1,483	3,923	6,325	4,008	15,739
Total certificates of deposit	$4,894	$7,543	$11,164	$11,154	$34,755

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds or can be invested at a positive interest rate spread or when we desire additional capacity to fund loan demand. At December 31, 2005, we had borrowings totaling $20.5 million. The average balance of our borrowings during this period was $21.9 million. Our current borrowings consist of twelve different Federal Home Loan Bank advances. Ten advances have a fixed interest rate initial term, followed by a period where the advance converts to a variable rate, at the option of the Federal Home Loan Bank. The fixed initial terms range from three months to five years. Each advance is subject to a prepayment penalty if paid prior to its maturity date, except for when prior to maturity an advance is converted to a variable rate. The advances can be prepaid without penalty at the time of conversion from a fixed to a variable rate, and quarterly thereafter. After the fixed interest rate period expires, each advance converts to a variable rate equivalent to the three-month London Interbank Offered Rate. Ten of the advances have an initial maturity of 10 years. We also have a fixed rate advance with an original maturity of three years and a variable rate advance priced 265 basis points below the prime rate with an original maturity of two years. The weighted average interest rate of our twelve FHLB advances is 4.59% at December 31, 2005. See Note H of the Notes to Consolidated Financial Statements in our Annual Report to Shareholders.

Subsidiary and Other Activities

As a federally chartered savings association, Home Federal is permitted by Office of Thrift Supervision regulations to invest up to 2% of its total assets, or $2.0 million, at December 31, 2005, in the stock of, or unsecured loans, to service corporation subsidiaries. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At December 31, 2005, Home Federal had no subsidiaries.

In 1996, we acquired a 17.5% interest in an Ohio limited partnership formed to construct multi-family housing units. Under the terms of the limited partnership agreement, we have made a total capital contribution to the partnership of $500,000 and are allocated tax losses and affordable housing federal income tax credits. See Note D of Notes to Consolidated Financial Statements in our Annual Report to Shareholders.

Supervision and Regulation

Savings and loan holding companies and federal savings banks are extensively regulated. The following is a brief summary of certain statutes and rules and regulations that affect or may affect First Niles and Home Federal. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of First Niles and Home Federal. Supervision, regulation and examination of First Niles and Home Federal by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of First Niles. The terms savings association, federal savings bank and thrift are used interchangeably in this section.

Savings and Loan Holding Company Regulation

First Niles is a registered holding company under the Savings and Loan Holding Company Act (the “SLHCA”) which is set forth in Section 10 of the Home Owners Loan Act (“HOLA”). First Niles is regulated under these acts by the Office of Thrift Supervision (the “OTS”). As a savings and loan holding company, First Niles is required to file an annual report with the OTS, as well as any additional information the OTS may require pursuant to the SLHCA. The OTS also conducts examinations of First Niles and its subsidiary.

Savings and loan holding companies and their non-bank subsidiaries are prohibited from engaging in any activity or rendering any services on behalf of their savings institution subsidiaries that the savings institution subsidiaries are prohibited from engaging in directly. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company’s savings institutions.

The SLHCA makes it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS. The acquisition of more than 25% of any class of voting stock of a savings association or holding company is deemed to be conclusive evidence of control. Savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of an unaffiliated savings institution or savings and loan holding company without regulatory approval. Savings and loan holding companies may acquire or retain up to a 25% noncontrolling interest in an unaffiliated savings institution or savings and loan holding company with prior regulatory approval.

An acquisition by merger, consolidation or purchase of assets of a savings institution or holding company or of substantially all of the assets of a savings institution or holding company is also prohibited without prior OTS approval. When considering an application for such an acquisition, the OTS takes into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience and integrity of the officers, directors and principal shareholders of the acquiring company and savings institution. In addition, the OTS considers the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund (“SAIF”) and the convenience and needs of the community to be served.

The OTS may not approve an acquisition that would result in the formation of certain types of interstate holding company networks. The OTS is precluded from approving an acquisition that would result in the formation of a multiple holding company controlling institutions in more than one state unless the acquiring company or one of its savings institution subsidiaries is authorized to acquire control of an institution or to operate an office in the additional state pursuant to a supervisory acquisition authorized under Section 13(k) of the Federal Deposit Insurance Act or unless the statutes of the state in which the institution to be acquired is located permits such an acquisition.

Bank Regulation

General. Home Federal is a federal savings bank organized under the laws of the United States and is therefore subject to examination by the OTS. The OTS regulates all areas of Home Federal’s banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less frequently than every 12 months, unless the federal savings bank (i) has assets of less than $250 million; (ii) is well capitalized; (iii) was found to be well managed and its composite condition was found to be outstanding (or good, if the bank had total assets of not more than $100 million) during its last examination; (iv) is not subject to a formal enforcement proceeding or an order from the Federal Deposit Insurance Corporation (“FDIC”) or another banking agency; and (v) has not undergone a change of control during the previous 12-month period. In any event, however, federal savings banks must be examined no less frequently than every 18 months. Home Federal is subject to assessments by the OTS to cover the costs of such examinations.

Home Federal is also insured and regulated by the FDIC. The major functions of the FDIC with respect to insured federal savings banks include 1) paying depositors (to the extent provided by law) in the event an insured bank is closed without adequately providing for depositors and 2) preventing the development and use of unsound and unsafe banking practices.

Subsidiary institutions of a savings and loan holding company, such as Home Federal, are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the holding company or any of its other subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services.

Capital Requirements. OTS regulations require that federal savings banks maintain (i) “tangible capital” in an amount of not less than 1.5% of total assets, (ii) “core capital” in an amount not less than 4.0% of total assets, and (iii) a level of risk-based capital equal to 8% of risk-weighted assets. Under OTS regulations, the term “core capital” generally includes common stockholders’ equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in certain subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights (“PMSRs”) and purchased credit card relationships (subject to certain conditions). “Tangible capital” generally is defined as core capital minus intangible assets and investments in certain subsidiaries, except PMSRs.

In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset) and (iii) the resulting amounts are added together and constitute total risk-weighted assets. “Total capital,” for purposes of the risk-based capital requirement equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

OTS regulations also include an interest-rate risk in the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution’s capital changes by more than 2%. This requirement does not have any material effect on the ability of Home Federal to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution’s capital is or may become inadequate in view of its particular circumstances.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with regulatory approval. An institution may be downgraded to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution’s insurance assessment rate based on the institution’s capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Home Federal.

Capital Distributions. An OTS rule imposes limitations on all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers). Under the current rule, a savings association is classified based on its level of regulatory capital both before and after giving effect to a proposed capital distribution. Well capitalized institutions may make capital distributions without prior regulatory approval in specified amounts in any calendar quarter.

An institution that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (i.e., the percentage by which the association’s capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OTS. In addition, the OTS may prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Equity Investments. The OTS has revised its risk-based capital regulation to modify the treatment of certain equity investments and to clarify the treatment of other equity investments. Equity investments that are permissible for both savings banks and national banks will no longer be deducted from savings associations’ calculations of total capital over a five-year period. Instead, permissible equity investments will be placed in the 100% risk-weight category, mirroring the capital treatment prescribed for those investments when made by national banks under the regulations of the OCC. Equity investments held by savings associations that are not permissible for national banks must still be deducted from assets and total capital.

Qualified Thrift Lender Requirement. A federal savings bank is deemed to be a “qualified thrift lender” (“QTL”) as long as its “qualified thrift investments” equal or exceed 65% of its “portfolio assets” on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC and (iii) shares of stock issued by any FHLB, the FHLMC or the FNMA. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, the term “portfolio assets” means the savings institution’s total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business and liquid assets held by the savings institution in an amount up to 20% of its total assets.

OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. In order for Home Federal to exercise the powers granted to federally chartered savings associations and for First Niles to retain the power of a unitary holding company, Home Federal must meet the definition of a QTL.

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

Loans to One Borrower Limitations. HOLA generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits. A savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; or (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association’s unimpaired capital and unimpaired surplus, provided other conditions are satisfied. The Federal Institutions Reform, Recovery, and Enforcement Act of 1989 provided that a savings association could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings association’s unimpaired capital and unimpaired surplus. The OTS, however, has modified this standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. That rule provides, however, that purchase money mortgages received by a savings association to finance the sale of such real property do not constitute “loans” (provided no new funds are advanced and the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations.

Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association’s capital.

Federal Home Loan Bank System. The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the “FHFB”). The FHLBs provide a central credit facility for member savings associations. The maximum amount that the FHLB of Cincinnati will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Cincinnati, and the maximum amount generally is reduced by borrowings from any other source. The Financial Services Modernization Act has enabled the FHLB to expand the credit window for members by expanding the purposes for which FHLB’s may make secured advances and the types of collateral eligible to secure these advances, as well as eliminating restrictions on advances to thrifts not meeting the QTL test.

Federal Reserve System. The Federal Reserve Board has adopted regulations that require savings associations to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of Home Federal’s interest-earning assets.

Savings institutions also have the authority to borrow from the Federal Reserve “discount window.” Federal Reserve Board regulations, however, require savings associations to exhaust all FHLB sources before borrowing from a Federal Reserve bank.

Other Regulations. Interest and other charges collected or contracted for by Home Federal are subject to various laws concerning interest rates and Home Federal’s loan operations are also subject to various laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain credit and other disclosures;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

•	The deposit operations of Home Federal are subject to:

•	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	The Electronic Funds transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Restrictions on Transactions with Affiliates

First Niles and Home Federal are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Home Federal must also comply with other provisions designed to avoid the taking of low-quality assets.

First Niles and Home Federal are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Home Federal is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism and Money Laundering Legislation

Home Federal is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. We will establish a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act and otherwise implement policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

We attract all of our deposits through Home Federal’s one office in Niles, Ohio. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in our market area, as well as mutual funds. We compete for these deposits by offering a variety of deposit accounts at competitive rates and superior service.

Executive Officers of First Niles

William L. Stephens. Mr. Stephens, age 74, serves as Chairman of the Board, President and Chief Executive Officer of Home Federal and First Niles. He has served in such capacities for Home Federal since 1969 and for First Niles since its formation in October 1998.

Lawrence Safarek. Mr. Safarek, age 57, currently serves as Vice President and Treasurer of Home Federal and First Niles. He has served in such capacities with Home Federal since 1995 and for First Niles since its formation in October 1998. Mr. Safarek has been employed with Home Federal in numerous other capacities since 1971.

Employees

At December 31, 2005, we had a total of 11 employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

We conduct our business through Home Federal’s only office located in Niles, Ohio, which is owned by Home Federal. We believe that our current facilities are adequate to meet the present and foreseeable needs of Home Federal and First Niles. The total net book value of Home Federal’s premises and equipment, including land, building and leasehold improvements and furniture, fixtures and equipment, at December 31, 2005 was $330,000. See Note E of Notes to Consolidated Financial Statements.

We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by Home Federal at December 31, 2005 was $68,000.

Item 3. Legal Proceedings

From time to time First Niles is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, First Niles is not involved in any legal proceedings that are expected to have a material adverse impact on its consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of securityholders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Page 49 of First Niles’ 2005 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference. In addition, the “Equity Compensation Plan Information” contained in Part III, Item 11 of this Form 10-KSB is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis

Pages 2 to 18 of First Niles’ 2005 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.

Item 7. Financial Statements

The following information appearing in First Niles 2005 Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

With the exception of the information contained in this Part II of the Form 10-KSB, First Niles’ Annual Report to Stockholders for the year ended December 31, 2005, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

On January 4, 2006, First Niles Financial, Inc., filed a Current Report on Form 8-K announcing that Anness, Gerlach & Williams (“AGW”) would be engaged as its independent public accountants for the year ended December 31, 2005. On February 7, 2005, AGW declined to stand for re-election as the Company’s independent public accountant due to the Company being the only public company it represented and the costs associated with registration, compliance and training relative to the requirements of the Sarbanes-Oxley Act of 2002 and the Public Company Accounting Oversight Board; however, AGW has since determined that this engagement is appropriate because of the delay in the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. In addition to AGW’s audit of the Company’s consolidated financial statements for the year ended December 31, 2005, AGW performed audits of the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003. Their reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

Item 8A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner and (ii) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning Directors of First Niles is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2006, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning Executive Officers of First Niles is contained under the caption “Executive Officers of First Niles” in Part I of this Form 10-KSB, and is incorporated herein by this reference.

Audit Committee Financial Expert

Information concerning the audit committee of the Company’s Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2006, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2006, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

The Company has adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to its Annual Report on Form 10-KSB for the year ended December 31, 2003. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to our Corporate Secretary at First Niles Financial, Inc., 55 North Main Street, Niles Ohio 44446, or by calling (330) 652-2539.

Item 10. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2006, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2006, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	55,971	$12.53	24,911	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 17,894 shares available for future grants under First Niles Financial, Inc.’s Stock Option and Incentive Plan and 7,017 shares available for future grants under First Niles Financial, Inc.’s Recognition and Retention Plan.

Item 12. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2006, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits

See Index to Exhibits.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2006, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed no later than 120 days after the close of the fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC.

Date: March 31, 2006	By:	/s/ William L. Stephens William L. Stephens Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William L. Stephens William L. Stephens, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Date: March 31, 2006

/s/ P. James Kramer P. James Kramer, Director	Date: March 31, 2006

/s/ William S. Eddy William S. Eddy, Director	Date: March 31, 2006

/s/ Thomas G. Maley Thomas G. Maley, Controller (Principal Accounting Officer)	Date: March 31, 2006

INDEX TO EXHIBITS

Exhibit Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant’s Registration Statement on Form SB-2 (File No. 333-58883), are incorporated by reference.

4	Registrant’s Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant’s Registration Statement on Form SB-2 (File No. 333-58883), is incorporated by reference.

10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 000-24849), is incorporated herein by reference.

10.2	Registrant’s 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant’s Proxy Statement on Schedule 14A (File No. 000-24849), is incorporated herein by reference.

10.3	Registrant’s 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant’s Proxy Statement on Schedule 14A (File No. 000-24849), is incorporated herein by reference.

10.4	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement filed as Exhibit 10.4 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 000-24849), is incorporated herein by reference.

10.5	Named Executive Officer Salary and Bonus Arrangements for 2005 filed as Exhibit 10.5 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 000-24849), is incorporated herein by reference.

10.6	Current Director Fee Arrangements filed as Exhibit 10.6 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 000-24849), is incorporated herein by reference.

13	Annual Report to Stockholders.

14	Code of Ethics filed as Exhibit 14 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 0-24849), is incorporated herein by reference.

21	Subsidiaries of the Registrant filed as Exhibit 21 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-24849), is incorporated herein by reference.

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer).

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer).

32	Section 1350 Certification.