Form 10QSB
period 2006-03-31
FIRST NILES FINANCIAL INC
filed 2006-05-15
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Shares of common stock, par value $.01 per share, outstanding as of May 5, 2006: 1,384,553

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

Transitional Small business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents:
Noninterest bearing	$1,241	$1,488
Interest bearing	988	3,103

Total cash and equivalents	2,229	4,591

Securities available for sale - at market	33,015	30,859
Securities to be held to maturity at cost	13,083	13,094
Loans receivable, net of allowance for loan losses of $743 in each period	47,914	47,180
Accrued interest receivable	663	579
Federal Home Loan Bank stock, at cost	1,216	1,199
Real estate investment, limited partnership - at equity	78	87
Prepaid expenses and other assets	428	337
Prepaid federal income taxes	74	119
Deferred federal income taxes	282	141
Premises and equipment, at cost less accumulated depreciation	323	330

TOTAL ASSETS	$99,305	$98,516

LIABILITIES

Deposits	$60,458	$60,802
Accrued interest payable	158	152
Accounts payable and other liabilities	574	666
Federal Home Loan Bank advances	21,800	20,500
Federal funds purchased	171	—

TOTAL LIABILITIES	83,161	82,120

SHAREHOLDERS’ EQUITY

Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	—	—
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	7,015	7,015
Retained earnings	14,548	14,523
Net unrealized gains on securities available for sale	136	413
Common stock purchased by the Employee Stock Ownership Plan	(390)	(390)
Treasury stock - 369,858 shares in each period	(5,183)	(5,183)

TOTAL SHAREHOLDERS’ EQUITY	16,144	16,396

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,305	$98,516

SEE ACCOMPANYING NOTES

CONSOLIDATED STATEMENTS OF INCOME

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans receivable:
First mortgage loans	$708	$645
Consumer and other loans	45	34
Mortgage-backed and related securities	133	180
Investments	391	312
Interest-bearing deposits	18	30

TOTAL INTEREST INCOME	1,295	1,201

Interest expense:
Deposits	334	271
Borrowings	241	228

TOTAL INTEREST EXPENSE	575	499

NET INTEREST INCOME	720	702

Provision for loan losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	720	702

Noninterest income:
Gain on sale of securities	65	71
Service fees and other	12	14

TOTAL NONINTEREST INCOME	77	85

Noninterest expense:
Equity in loss of limited partnership	9	5
Loss on sale of real estate owned	8	—
General and administrative:
Compensation and benefits	248	251
Occupancy and equipment	29	23
Federal deposit insurance premiums	2	2
Legal and audit	33	39
Franchise taxes	51	50
Other operating expense	82	70

TOTAL NONINTEREST EXPENSE	462	440

INCOME BEFORE INCOME TAXES	335	347

Federal income taxes	98	103

NET INCOME	$237	$244

BASIC EARNINGS PER SHARE	$.18	$.19

DILUTED EARNINGS PER SHARE	$.18	$.18

SEE ACCOMPANYING NOTES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net income	$237	$244
Other comprehensive income loss:
Unrealized losses on securities:
Unrealized losses arising for period	(355)	(735)
Related income tax	121	250

	(235)	(485)

Reclassification adjustment:
Gain included in net income, net of income tax	(43)	(47)

Other comprehensive loss	(276)	(532)

COMPREHENSIVE LOSS	$(39)	$(288)

SEE ACCOMPANYING NOTES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$237	$244
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	2	(19)
Depreciation	11	6
Amortization of deferred loan fees and costs	(8)	(15)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	3	6
Gain on sale of securities	(65)	(71)
Equity in loss of limited partnership	9	5
Provision for loan losses	—	—
Federal Home Loan Bank stock dividends	(17)	(12)

	172	143
Net increase in accrued interest receivable, prepaid expenses and other assets	(128)	(372)
Net decrease in accrued interest, accounts payable and other liabilities	(85)	(52)

NET CASH USED IN OPERATING ACTIVITIES	(42)	(280)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	65	73
Purchase of securities available for sale	(2,988)	—
Proceeds from maturity of securities available for sale	—	1,000
Proceeds from principal payments on mortgage-backed and related securities available for sale	407	930
Proceeds from principal payments on mortgage-backed and related securities held to maturity	11	16
Net (increase) decrease in interest-bearing deposits with banks	2,115	(750)
Net increase in loans	(726)	(638)
Additions to premises	(4)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,120)	631

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings accounts, MMDAs and NOW accounts	(643)	(786)
Net increase in certificates of deposit	299	408
Cash dividends paid on common stock	(212)	(210)
Proceeds from FHLB Advances	1,300	—
Proceeds from Federal Funds	171	—

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	915	(588)

NET DECREASE IN CASH	(247)	(237)
CASH AT BEGINNING OF PERIOD	1,488	1,075

CASH AT END OF PERIOD	$1,241	$838

Cash paid during the period for:
Interest	$563	$494
Income taxes	$50	$170

SEE ACCOMPANYING NOTES

NOTES TO FINANCIAL STATEMENTS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

March 31, 2006 and 2005 (Unaudited)

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by First Niles Financial, Inc. (“First Niles”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the savings and loan industry.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Management believes that all normal recurring adjustments that are necessary for a fair presentation of interim period financial information have been reflected in these financial statements. The results of operations for the interim periods discussed herein are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and Notes included in the First Niles Financial, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

NOTE C — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At March 31, 2006 the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution is presented in the following table, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three month periods ended March 31, 2006 and March 31, 2005 (income in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$237	$244

Earnings applicable to basic earnings per share	$237	$244

Average common shares	1,384,553	1,384,553
Less average unallocated ESOP shares	55,950	72,492

Average common shares outstanding - basic	1,328,603	1,312,061

Average common shares outstanding - diluted	1,336,045	1,323,458

Earnings per share - basic	$0.18	$0.19

diluted	$0.18	$0.18

Item 2.	Management’s Discussion and Analysis
Results of Operations

Executive Overview

First Niles Financial, Inc., a Delaware corporation, was formed in July 1998 to act as the holding company for Home Federal Savings and Loan Association of Niles upon the completion of Home Federal’s conversion from mutual to stock form. The conversion was completed on October 26, 1998. References in this Form 10-QSB to “we”, “us”, and “our” refer to First Niles and/or Home Federal as the context requires or suggests.

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

Short-term market interest rates generally increased during the first quarter of 2006, continuing a trend that started several quarters prior. As a result, the yield curve continued to be flat, as long term interest rates have not risen nearly as much as short-term rates during this time period. This interest rate environment is likely to have a negative impact on our results of operations, as our interest-bearing liabilities generally are priced in relation to short-term market interest rates, while our interest-earning assets generally are priced in relation to long-term interest rates. If this trend continues, our spread could be expected to decrease even further. Additionally, if both short-term and long-term interest rates increase to a similar degree, our spread may still decrease because our interest-bearing liabilities reprice faster than our interest-earning assets.

During much of the past two years, management, in order to diminish the effect of the anticipated interest rate environment described above, generally shortened the average life of our investment portfolio and focused new purchases of securities towards single step, U.S. agency securities. These securities typically have a fixed interest rate for two to three years and are callable, at various intervals, during this time. After this initial fixed interest rate period, the security is either called or the interest rate rises significantly, and the security is no longer callable. Management has focused its purchases of such securities to those with interest rate steps of at least 200 basis points. During the second half of 2005, in anticipation of an easing in Federal Reserve monetary policy, management began selectively purchasing longer term U.S. Agency securities that have relatively high spreads compared to existing U.S. Treasury issues. These securities generally yield 6.0%, or more, are commonly callable in one year or less, and have maturities in the 8 to 15 year range.

The following discussion compares our consolidated financial condition at March 31, 2006 to December 31, 2005 and the results of operations for the three month period ended March 31, 2006 to the same period ended March 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets increased by $789,000, or 0.8%, to $99.3 million at March 31, 2006 from $98.5 million at December 31, 2005. This increase was primarily reflected in a $2.1 million increase in total investment securities and a $735,000 increase in net loans receivable, partially offset by a $2.4 million decrease in total cash and cash equivalents. The decrease in cash and cash equivalents is expected to be temporary and occurred as a result of management’s decision to secure several investment opportunities in the callable U.S. agency market.

The aforementioned increase in assets was primarily related to a $1.0 million increase in total liabilities partially offset by a $252,000 decrease in shareholders’ equity. Deposits decreased $344,000 during this three month time period. The decrease in deposits was comprised of a $593,000 aggregate decrease in savings accounts, NOW accounts and demand accounts, partially offset by a $249,000 increase in certificates of deposit.

Shareholders’ equity at March 31, 2006 was $16.1 million, a $252,000, or a 1.5% decrease from December 31, 2005. The decrease in shareholders’ equity was primarily the result of a $277,000 decrease in net unrealized gains on securities available for sale. Book value per share was $11.66 at March 31, 2006, compared to $11.84 at December 31, 2005. The dividend paid during the quarter totaled $212,000 and was equivalent to $0.16 per common share. At both March 31, 2006 and December 31, 2005, there were 1,384,553 shares outstanding.

Nonperforming loans, consisting of nonaccruing loans and accruing loans delinquent more than 90 days, totaled $823,000 at March 31, 2006, or 0.8% of total assets, compared to $905,000, or 0.9% of total assets as of December 31, 2005. The allowance for loan losses was $743,000 at March 31, 2006, representing coverage of 90.3% of non-performing loans and 1.6% of net loans receivable.

At December 31, 2005, the allowance for loan losses was also $743,000 and represented coverage of 82.1% of nonperforming loans and 1.6% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At March 31, 2006 we had no foreclosed assets, as compared to $35,000 of foreclosed assets at December 31, 2005.

Result of Operations

General. Our results of operations depend primarily on our net interest income, which is determined by (i) the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, collateralized mortgage obligations, other investments and interest-bearing deposits in other institutions, and interest expense on interest-bearing liabilities, primarily deposits and borrowings, and (ii) the relative amounts of our interest-earning assets compared to interest-bearing liabilities. The level of non-interest income, such as fees received from customer deposit account service charges and gains on sales of investments, and the level of non-interest expense, such as federal deposit insurance premiums, salaries and benefits, office occupancy costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

Results of Operations for the Three-Month Period Ended March 31, 2006

Net Income. For the three months ended March 31, 2006, First Niles recorded net income of $237,000 as compared to $244,000 in the comparative 2005 period, a decrease of $7,000, or 0.3%. This net income resulted in an annualized return on average assets of 0.96% as compared to 0.99% in the same period one year ago. The annualized return on shareholders’ equity for the three months ended March 31, 2006 was 5.78% compared to 5.98% for the three months ended March 31, 2005. Basic earnings per share and diluted earnings per share for the three months ended March 31, 2006 was $0.18 and $0.18, respectively, as compared to $0.19 and $0.18, respectively, for the same period in 2005.

Net Interest Income. Net interest income increased by $18,000, or 2.60%, for the three month period ended March 31, 2006 as compared to the respective 2005 period. For the three months ended March 31, 2006 the interest rate spread was 2.50% as compared to 2.47% for the same period one year prior. The net interest margin for the current period was 2.97% as compared to 2.88% for the same period one year ago.

The major factor leading to the increase in net interest rate spread and net interest margin was a moderate increase in higher yield assets, primarily loans, on a year to year comparative basis. Loans receivable at the most recent quarter end were $4.3 million higher than one year ago. Additionally, while short term interest rates have risen significantly over the past year, the interest rate paid on savings and NOW accounts has remained steady. As a result, a significant portion of our liabilities have been unaffected by the rise in interest rates, while overall, asset yields have generally risen.

For the three months ended March 31, 2006, total interest income increased by $94,000, or 7.8%, as compared to the same period in 2005. Specifically, interest income on loans receivable and investments increased $74,000 and $79,000, respectively. These increases were partially offset by a $47,000 decline in interest income from mortgage-backed and related securities and a $12,000 decrease in interest income from interest-bearing deposits. The average yield on interest earning assets increased 42 basis points, from 4.94% during the first quarter of 2005 to 5.36% for the first quarter of 2006.

Home Federal continues to maintain borrowings from the FHLB. At March 31, 2006, these borrowings totaled $21.8 million. The proceeds from $20.5 million of these borrowings have primarily been reinvested into investment securities (leverage strategy). This strategy was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 95 basis points as of March 31, 2006. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

During the first quarter of 2006, $1.0 million and $300,000 FHLB Advances were obtained for general funding, including loan originations and deposit withdrawals. These borrowings were in the form of a cash management advance (CMA) that has a rate set daily and a maturity of approximately 90 days. Since these borrowings were not obtained for direct reinvestment, but rather for general liquidity purposes, they are not included as part of the leverage strategy. The CMA can be prepaid in full or part at any time without penalty, or rolled over for another 90 day term at then-prevailing market interest rates. Additionally, during the first quarter, we utilized federal funds as a general funding source. At March 31, 2006 we had $171,000 in federal funds borrowed.

Eight of our twelve non-CMA FHLB Advances are convertible at the option of the FHLB on a specified date and quarterly thereafter to a variable rate based on 3-month LIBOR. At the time of conversion, and quarterly thereafter, each advance may be prepaid without penalty. At March 31, 2006, $14.5 million of the FHLB advances were subject to conversion at the next quarterly conversion date. During the quarter ended March 31, 2006, two convertible advances were converted, at the option of the FHLB, from fixed rates to variable rates, based on three-month LIBOR. These LIBOR based advances may be paid off each quarter, without penalty.

Another one of our FHLB Advances has a fixed interest rate and a remaining term as of March 31, 2006 of approximately eight months and may have a prepayment penalty if paid prior to maturity, depending on pre-established contractual terms, including the specific advance’s yield in relation to the yield on the investment portfolio of the FHLB, as well as other factors. Our other FHLB Advance has a variable interest rate set at 265 basis points below the prime rate and a remaining maturity as of March 31, 2006 of approximately 13 months and may be prepaid on a semi-annual basis without a penalty.

Total interest expense increased by $76,000, or 15.2%, as compared to the same period one year prior. Total interest on deposits increased $63,000, or 23.2%, from period to period. Interest expense on FHLB Advances increased $13,000 on a period to period comparative basis. The overall cost of funds for the quarter ended March 31, 2006 was 2.86%, a 38 basis point increase from the 2.48% cost of funds for the same quarter one year ago. The average interest rate on deposits for the quarter, which comprised 73.3% of total interest bearing liabilities at March 31, 2006, increased to 2.21%, 42 basis points higher than one year ago. The increase in the cost of deposits was essentially the result of an increase in the cost of certificates of deposits. For the first quarter of 2006 the average cost of certificates of deposit was 3.34%, 71 basis points higher than one year ago. The average cost of savings and checking accounts during the current period was 0.75%, one basis point higher than one year ago.

The weighted average interest rate on FHLB advances at March 31, 2006 was 4.65%, as compared to 4.51% for the comparative period one year ago.

Provision for Loan Losses. For the three months ended March 31, 2006 there was no provision for loan losses, unchanged from the comparative period in 2005. The provision for loan losses is a result of management’s periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income of $77,000 for the three months ended March 31, 2006 was $8,000 lower than during the same period in 2005. This decrease was primarily the result of a $6,000 decrease in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. Service fees and other income decreased $2,000 on a period to period comparative basis.

Noninterest Expense. Noninterest expense increased $22,000, or 5.0%, for the three months ended March 31, 2006 as compared to the same period in 2005. This increase was primarily related to two items. Other operating expense increased $12,000 on a period to period comparative basis, which reflects a variety of minor cost increases. Additionally, an $8,000 loss on sale of real estate owned was incurred in the current period with no comparative expense in the period one year prior.

Federal Income Taxes. The provision for federal income taxes decreased by $5,000 in the three months ended March 31, 2006 as compared to the same period in 2005, resulting in a tax provision of $98,000. The decrease in the provision for federal income taxes as compared to the same period in 2005 was primarily due to a $12,000 decrease in pre-tax income from period to period. The effective tax rate in the current three month period was 29.3%, as compared to 29.7% in the comparative period one year prior. The above effective tax rates differ from the statutory rate of 34% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program are expected to last through 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $2.2 million at March 31, 2006.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2006, we had outstanding commitments to extend credit or purchase securities totaling $3.1 million, including $2.0 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0% and 8.0%, respectively. As of

March 31, 2006, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 15.40%, 15.40% and 37.56%, respectively.

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

The credit risk in issuing unfunded loan commitments is essentially the same as the credit risk associated with loan products that have been funded. Unfunded loan and investment security purchase commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on our balance sheet. Our exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

The following table summarized our off-balance sheet financial instruments whose contract amounts represent credit risk as of March 31, 2006:

Unfunded mortgage loans, including construction loans	$1.1 million
Home equity lines of credit	$2.0 million
Investment security purchase commitments	$0.0 million

Cautionary Forward-looking Statements

This document, including information incorporated by reference, contains, and future filings by First Niles Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by First Niles and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by First Niles and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. First Niles disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the financial markets interest rate and monetary fluctuations particularly the relative relationship of short-term interest rates to long-term interest rates;

•	the timely development of and acceptance of new products and services of Home Federal and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	our status as a public-reporting company;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, accounting, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

Item 3. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive

Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner to allow decisions regarding disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST NILES FINANCIAL, INC.
Registrant

Date: May 15, 2006	By:	/s/ William L. Stephens
William L. Stephens
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 15, 2006	By:	/s/ Thomas G. Maley
Thomas G. Maley
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

No.	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant’s Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

4	Registrant’s Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant’s Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

10.1	Employment Agreement between Registrant’s operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.0-24849), is incorporated herein by reference.

10.2	Registrant’s 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant’s Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.

10.3	Registrant’s 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant’s Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.

11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).

31.1	Rule 13a-14(a) Certification for the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a) Certification for the Registrant’s Chief Financial Officer.

32	Section 1350 Certifications