Form 10QSB/A
period 2006-03-31
FIRST NILES FINANCIAL INC
filed 2006-06-19
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small business Disclosure Format (check one):    Yes  ☐    No  ☒

The registrant is filing this amendment solely for the purpose of disclosing that the registrant is not a shell company as defined in Rule 12b-2 of the Exchange Act by checking the appropriate box on the cover page of this form.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC.
Registrant

Date: June 19, 2006	By:	/s/ William L. Stephens
William L. Stephens
President and Chief Executive Officer
(Duly Authorized Representative)

Date: June 19, 2006	By:	/s/ Thomas G. Maley
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