Form 10QSB
period 2006-06-30
FIRST NILES FINANCIAL INC
filed 2006-08-14
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

Shares of common stock, par value $.01 per share, outstanding as of August 3, 2006: 1,384,553

Transitional Small business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents:
Noninterest bearing	$699	$1,488
Interest bearing	686	3,103

Total cash and equivalents	1,385	4,591
Securities available for sale - at market	31,689	30,859
Securities to be held to maturity - at cost	13,070	13,094
Loans receivable, net of allowance for loan losses of $743 in each period	49,275	47,180
Accrued interest receivable	664	579
Federal Home Loan Bank stock, at cost	1,233	1,199
Real estate investment, limited partnership - at equity	62	87
Real estate owned	—	35
Prepaid expenses and other assets	420	337
Prepaid federal income taxes	62	119
Deferred federal income taxes	551	141
Premises and equipment, at cost less accumulated depreciation	315	330

TOTAL ASSETS	$98,726	$98,516

LIABILITIES

Deposits	59,849	60,802
Accrued interest payable	161	152
Accounts payable and other liabilities	607	666
Federal Home Loan Bank advances	22,500	20,500

TOTAL LIABILITIES	83,117	82,120

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	—	—
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	7,015	7,015
Retained earnings	14,529	14,523
Net unrealized gains (losses) on securities available for sale	(380)	413
Common stock purchased by the Employee Stock Ownership Plan	(390)	(390)
Treasury stock - 368,858 shares in each period	(5,183)	(5,183)

TOTAL SHAREHOLDERS’ EQUITY	15,609	16,396

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,726	$98,516

SEE ACCOMPANYING NOTES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Interest income:
First mortgage loans	$728	$659	$1,436	$1,304
Consumer and other loans	49	33	94	67
Mortgage-backed and related securities	127	167	259	348
Investments	409	318	801	629
Interest-bearing deposits	10	44	28	73

TOTAL INTEREST INCOME	1,323	1,221	2,618	2,421

Interest expense:
Deposits	365	292	699	563
Borrowings	274	245	515	473

TOTAL INTEREST EXPENSE	639	537	1,214	1,036

NET INTEREST INCOME	684	684	1,404	1,385

Provision for loan losses	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	684	684	1,404	1,385

Noninterest income:
Gain on sale of securities	105	329	170	401
Service fees and other income	11	12	23	26

TOTAL NONINTEREST INCOME	116	341	193	427

Noninterest expense:
Equity in loss of limited partnership	16	5	25	10
Loss on Sale of Real Estate Owned	—	—	8	—
Compensation and benefits	253	251	501	502
Occupancy and equipment	28	25	57	48
Federal deposit insurance premiums	2	2	4	4
Legal and audit	56	85	90	124
Franchise taxes	52	47	103	97
Other operating expense	90	88	172	158

TOTAL NONINTEREST EXPENSE	497	503	960	943

INCOME BEFORE INCOME TAXES	303	522	637	869

Federal income taxes	109	162	206	265

NET INCOME	$194	$360	$431	$604

EARNINGS PER SHARE	$0.15	$0.27	$0.32	$0.46

DILUTED EARNINGS PER SHARE	$0.15	$0.27	$0.32	$0.46

SEE ACCOMPANYING NOTES.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Net income	$431	$604
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	(1,032)	121
Related income tax (benefit)	(351)	41

	(681)	80
Reclassification adjustment:
Gain included in net income	(170)	(72)

Related income tax	59	25

	(111)	(47)
Other comprehensive income (loss)	(792)	33

COMPREHENSIVE INCOME (LOSS)	$(361)	$637

SEE ACCOMPANYING NOTES.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$431	$604
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(1)	(18)
Depreciation	22	13
Amortization of deferred loan fees and costs	(13)	(28)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	5	14
Gain on sale of securities	(170)	(401)
Equity in loss of limited partnership	25	10
Provision for loan losses	—	—
Federal Home Loan Bank stock dividends	(34)	(26)

	265	168

Net increase in accrued interest receivable, prepaid expenses and other assets	(111)	(360)
Net increase (decrease) in accrued interest, accounts payable and other liabilities	(50)	29

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	104	(163)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	172	73
Purchase of securities available for sale	(2,987)	(4,500)
Proceeds from maturity of securities available for sale	—	2,000
Proceeds from principal payments on mortgage-backed and related securities - held to maturity	24	29
Proceeds from principal payments on mortgage-backed and related securities - available for sale	948	1,969
Net decrease in interest-bearing deposits with banks	2,417	668
Net increase in loans	(2,082)	(714)
Proceeds from sale of Intrieve stock	—	344
Additions to premises	(7)	(13)

NET CASH USED IN INVESTING ACTIVITIES	(1,515)	(144)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings accounts, money market deposit accounts and negotiable order of withdrawal accounts	(2,791)	(1,647)
Net increase in certificates of deposit	1,838	499
Purchase of Treasury shares	—	—
Cash dividends paid on common stock	(425)	(419)
Proceeds from Federal Home Loan Bank Advances	4,300	2,000
Repayment of Federal Home Loan Bank Advances	(2,300)	—
Incentive stock options exercised	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	622	433

NET INCREASE (DECREASE) IN CASH	(789)	126
CASH AT BEGINNING OF PERIOD	1,488	1,075

CASH AT END OF PERIOD	$699	$1,201

Cash paid during the period for:
Interest	$1,187	$1,032
Income taxes	$150	$330

SEE ACCOMPANYING NOTES

NOTES TO FINANCIAL STATEMENTS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

June 30, 2006 and 2005 (Unaudited)

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

NOTE C — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At June 30, 2006, the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, is presented in the following table, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three and six month periods ended June 30, 2006 and June 30, 2005 (income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$194	$360	$431	$604

Earnings applicable to basic earnings per share	$194	$360	$431	$604

Average common shares	1,384,553	1,384,553	1,384,553	1,384,553
Less average unallocated ESOP shares	52,069	68,366	54,021	70,429

Average common shares outstanding – basic	1,332,484	1,316,187	1,330,532	1,314,124

Average common shares outstanding - diluted	1,338,128	1,327,643	1,337,400	1,325,549

Earnings per share - basic	$0.15	$0.27	$0.32	$0.46

diluted	$0.15	$0.27	$0.32	$0.46

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

Short-term market interest rates generally increased during the second quarter of 2006, continuing a trend that started over one year ago. As a result, the yield curve remained relatively flat, due to long term interest rates not rising near as much as short-term rates during this time period. This interest rate environment is likely to have a negative impact on our results of operations, as our interest-bearing liabilities generally are priced in relation to short-term market interest rates, while our interest-earning assets generally are priced in relation to long-term interest rates. As a result our spread has generally decreased over the past year. If this trend continues, we expect our spread to decrease even further. Additionally, if both short-term and long-term interest rates increase to a similar degree, our spread may still decrease because our interest-bearing liabilities reprice faster than our interest-earning assets.

In order to diminish the effect of the interest rate environment, described above, management has gradually been shortening the average life of our investment portfolio and generally focused new purchases of securities into single step, U.S. agency securities with maturities of six years or less. Typically, these securities have a fixed interest rate for periods ranging from two to three years and are callable by the issuer, at various intervals, during this time. After this initial fixed interest rate period, the security is either called, or the interest rate rises significantly, and the security is no longer callable. Management has generally limited its purchases of such securities to those with interest rate steps of a least 200 basis points. Management has also attempted to keep the interest rates paid on deposits below market rates during this time. However, this pricing strategy must be balanced against the possibility of losing some deposits, which has been the case, though to a relatively minimal degree. Additionally, the effect of the current interest rate environment has also been lessened by an increase in the average balance of loans receivable, which generally have a higher yield than investment securities.

The following discussion compares our consolidated financial condition at June 30, 2006 to December 31, 2005 and the results of operations for the three and six month periods ended June 30, 2006 with the same periods ended June 30, 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets increased by $210,000 or 0.2%, to $98.7 million at June 30, 2006 from $98.5 million at December 31, 2005. This increase was primarily reflected in a $2.1 million increase in net loans receivable, a $806,000 increase in total investment securities, and a $410,000 increase in deferred federal income tax asset, partially offset by a $3.2 million decrease in total cash and cash equivalents.

The aforementioned increase in assets was primarily related to a $997,000 increase in total liabilities, partially offset by a $787,000 decrease in shareholders’ equity. During the quarter, we borrowed an additional $2.0 million from the FHLB for general funding purposes, including deposit withdrawals and loan originations. These additional borrowings were partially offset by a $953,000 decrease in deposits during this six month time period. The decrease in deposits was comprised of a $2.8 million aggregate decrease in savings accounts and negotiable order of withdrawal (“NOW”) accounts partially offset by a $1.8 million increase in certificates of deposit and an $80,000 increase in demand account deposits.

Shareholders’ equity at June 30, 2006 was $15.6 million, a $787,000, or 4.8% decrease from December 31, 2005. The decrease in shareholders’ equity was essentially the result of a $793,000 decrease in net unrealized gains on securities available for sale. Book value per share was $11.27 at June 30, 2006, compared to $11.84 at December 31, 2005, primarily due to the decrease in shareholders’ equity as discussed above. The dividend paid during the first six months of 2006 totaled $425,000 and was equivalent to $0.16 per common share, per quarter. At both June 30, 2006 and December 31, 2005, there were 1,384,553 shares of common stock outstanding.

Nonperforming loans, consisting of nonaccruing loans and accruing loans delinquent more than 90 days totaled $887,000 at June 30, 2006, or 0.9% of total assets, compared to $905,000 or 0.9% of total assets as of December 31, 2005. The allowance for loan losses was $743,000 at June 30, 2006, representing coverage of 83.8% of non-performing loans. The allowance for loan losses at June 30, 2006 represented 1.5% of net loans receivable. At December 31, 2005, the allowance for loan losses was also $743,000 and represented coverage of 82.1% of nonperforming loans and 1.6% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At June 30, 2006 we had no real estate owned as the result of foreclosure. At December 31, 2005 we had $35,000 in real estate owned as the result of foreclosure.

Results of Operations

General. Our results of operations depend primarily on our net interest income, which is determined by (i) the difference between interest earned on interest earning assets, consisting primarily of mortgage loans, collateralized mortgage obligations, other investments and interest bearing deposits in other institutions, and interest expense on interest bearing liabilities, primarily deposits and borrowings, and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. The level of non-interest income, such as fees received from customer deposit account service charges and gains on sales of investments, and the level of non-interest expense, such as federal deposit insurance premiums, salaries and benefits, office occupancy costs, and data processing costs, also affect our results of operations. Finally, our results of operations may also be affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

Results of Operations for the Three-Month Period Ended June 30, 2006 as Compared to June 30, 2005

Net Income. For the three months ended June 30, 2006, First Niles recorded net income of $194,000 as compared to $360,000 in the comparative 2005 period, a decrease of $166,000, or 46.1%. This net income resulted in an annualized return on average assets of 0.78% as compared 1.43% for the comparative period in 2005. The annualized return on shareholders’ equity for the three months ended June 30, 2006 was 4.84% compared to 8.82% for the three months ended June 30, 2005. Basic earnings per share and diluted earnings per share for the three months ended June 30, 2006 was $0.15, as compared to $0.27 for the same period in 2005.

Net Interest Income. Net interest income remained unchanged at $684,000, for the three month period ended June 30, 2006 as compared to the respective 2005 period. For the three months ended June 30, 2006 our interest rate spread was 2.33% as compared to 2.36% for the comparative period one year prior. The net interest margin for the current three-month period was 2.81% as compared to 2.76% for the same period one year ago. The major factor leading to the stabilization in net interest rate spread and net interest margin was an increase in higher yielding assets, specifically loans, despite the sustained increase in short term market interest rates over the past year which impacted the liability side of the balance sheet.

For the three months ended June 30, 2006, total interest income increased by $102,000, or 8.4%, as compared to the same period in 2005. Specifically, income on loans receivable increased $85,000 on a comparative period basis, primarily due to higher average balances.

Interest income on investment securities, mortgage-backed and related securities increased a collective $51,000 for the three month period ended June 30, 2006 as compared to the same period in 2005, primarily due to higher portfolio yields. Interest from interest-bearing deposits was $34,000 lower on a comparative period basis, due to significantly lower average balances. Overall, the average yield on interest earning assets increased 50 basis points, from 4.94% during the second quarter of 2005 to 5.44% for the second quarter of 2006.

The Company continues to maintain borrowings from the FHLB. At June 30, 2006, these borrowings totaled $22.5 million. The proceeds from $20.5 million of these borrowings have primarily been reinvested into investment securities (leverage strategy). This strategy was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 75 basis points as of June 30, 2006. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

During the second quarter of 2006, $2.0 million in FHLB Advances were obtained for general funding, including loan originations and deposit withdrawals. These borrowings were in the form of a $1.0 million cash management advance (CMA) that has a rate set daily and a maturity of approximately 90 days and a $1.0 million portion of a $3.0 million, 18 month fixed rate advance. The other $2.0 million portion of the aforementioned fixed rate advance was used to refinance part of the leverage strategy funding. Since the most recent $2.0 million in borrowings were not obtained for direct reinvestment, but rather for general liquidity purposes, they are not included as part of the leverage strategy. The CMA can be prepaid in full or part at any time without penalty, or rolled over for another 90 day term at prevailing market interest rates. The fixed rate advance may have a prepayment penalty if paid prior to maturity, depending on pre-established contractual terms, including the specific advance’s yield in relation to the yield on the investment portfolio of the FHLB, as well as other factors.

At June 30, 2006, five of our twelve non-CMA FHLB Advances, totaling $10.0 million, were convertible at the option of the FHLB on a specified date and quarterly thereafter to a variable rate based on 3-month LIBOR. At the time of conversion, and quarterly thereafter, each advance may be prepaid without penalty. During the quarter ended June 30, 2006, two convertible advances were converted, at the option of the FHLB, from fixed to variable rates, based on three-month LIBOR. As a result, four of our twelve non-CMA FHLB Advances, as of June 20, 2006 have been converted to variable rates, based on three-month LIBOR. These LIBOR based advances may be paid off each quarter, without penalty.

Another one of our FHLB Advances has a fixed interest rate and a remaining term as of June 30, 2006 of approximately two months and may have a prepayment penalty if paid prior to maturity, depending on pre-established contractual terms, including the specific advance’s yield in relation to the yield on the investment portfolio of the FHLB, as well as other factors. Our other FHLB Advance, has a variable interest rate set at 265 basis points below the prime rate and a remaining maturity as of June 30, 2006 of approximately 10 months and may be prepaid on a semi-annual basis without a penalty.

During the three months ended June 30, 2006, total interest expense increased by $102,000, or 19.0%, as compared to the same three-month period one year prior. Interest on deposits increased $73,000, or 25.0%, from period to period. The average interest rate on deposits for the quarter, which comprised 72.7% of total interest bearing liabilities at June 30, 2006, increased to 2.43%, 51 basis points higher than for the same period one year ago. The average interest rate on FHLB advances, which comprise the remaining portion of interest bearing liabilities, increased to 4.93% for the three months ended June 30, 2006 from 4.41% for the same period of the prior year. Interest expense on FHLB Advances increased to $274,000 for the three months ended June 30, 2006 from $245,000 for the same period of the prior year, due to higher average balances and higher interest rates. The overall cost of funds for the quarter ended June 30, 2006 was 3.11%, 53 basis points higher than for the comparative quarter one year ago.

Provision for Loan Losses. For the three months ended June 30, 2006 there was no provision for loan losses, unchanged from the comparative period in 2005. The provision for loan losses is a result of management’s periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in our market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets.

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

Noninterest Income. Noninterest income of $116,000 for the three months ended June 30, 2006 was $225,000 lower than during the same period in 2005. This decrease was essentially the result of a $224,000 decrease in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. The entire gain on sale of investments during the quarter one year ago was attributable to the sale of our stock in Intrieve Incorporated due to its acquisition by Harland Financial Solutions, Inc. Intrieve, Incorporated, which was owned by numerous financial institutions, including the Association, was also the primary data processing service provider to the Association. Harland Financial Solutions, Inc. will continue as the primary data service provider to the Association. Service fees and other income increased $1,000, or 9.1%, on a period to period comparative basis.

Noninterest Expense. Noninterest expense decreased $6,000, or 1.2%, for the three months ended June 30, 2006 as compared to the same period in 2005. Other operating expense decreased $2,000 on a quarter to quarter comparative period basis. Legal and audit expense decreased $29,000 on a comparative period basis primarily due to the Company’s exploration of strategic alternatives that could be utilized to minimize or eliminate the costs associated with the implementation and maintenance of compliance with Sarbanes Oxley, Section 404 that began last year. These decreases were partly offset by an $11,000 increase in equity in loss of limited partnership and several other small increases in various expense categories.

Federal Income Taxes. The provision for federal income taxes decreased by $53,000 in the three months ended June 30, 2006 as compared to the same period in 2005, resulting in an income tax provision of $109,000. The decrease in the provision for federal income taxes as compared to the same period in 2005 was primarily due to a $219,000 decrease in pre-tax income from period to period. The effective tax rate in the current three month period was 36.0%, as compared to 31.0% one year prior. The above effective tax rates differ from the statutory rate of 34.0% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program will expire during 2006.

Results of Operations for the Six-Month Periods Ended June 30, 2006 as Compared to June 30, 2005

Net Income. First Niles recorded net income of $431,000 for the six months ended June 30, 2006, as compared to $604,000 for the six months ended June 30, 2005, a decrease of $173,000, or 28.6%. The decrease in net income was comprised of a $234,000 decrease in noninterest income and a $17,000 increase in noninterest expense, partially offset by a $19,000 increase in net interest income and a $59,000 decrease in federal income tax expense. Our annualized return on average assets for the six-month period ended June 30, 2006 was 0.87%, compared to 1.21% for the same period one year ago. Our annualized return on average shareholders’ equity was 5.32% for the six months ended June 30, 2006 as compared to 7.40% for the same period one year ago. Earnings per share, on a basic and diluted basis, for the six months ended June 30, 2006 was $0.32, as compared to $0.46, for the same six month period in 2005.

Net Interest Income. Net interest income increased by $19,000, or 1.4% for the six months ended June 30, 2006 as compared to the respective 2005 period. For the six months ended June 30, 2006, total interest income increased by $197,000 and total interest expense increased by $178,000 as compared to the same period in 2005. For the six months ended June 30, 2006, the interest rate spread was 2.41%, unchanged from the six months ended June 30, 2005. For the six months ended June 30, 2006 the net interest margin was 2.89% as compared to 2.82% for the six months ended June 30, 2005. For the six months ended June 30, 2006 the yield on interest earning assets was 5.40% as compared to 4.94% for the six months ended June 30, 2005, an increase of 46 basis points. The overall cost of funds was 2.99% for the six months ended June 30, 2006 as compared to 2.53% for the same period in 2005, also an increase of 46 basis points. The primary factor leading to the increase in net interest income and net interest margin was an increase in higher yielding assets, specifically loans. This asset shift counteracted much of the effect of the sustained rise in market interest rates over the past year, which increased the overall cost of our interest bearing liabilities.

Provision for Loan Losses. The Company had no provision for loan losses for the six months ended June 30, 2006, unchanged from the six months ended June 30, 2005.

Noninterest Income. Noninterest income totaled $193,000 for the six months ended June 30, 2006 as compared to $427,000 for the same period in 2005. This decrease was essentially attributable to a $231,000 decrease in gain on sale of investment securities in the current period as compared to the prior comparative period and is generally due to the same event as explained in the quarterly comparison.

Noninterest Expense. Noninterest expense increased $17,000, or 1.8%, for the six months ended June 30, 2006 as compared to the same period one year earlier. This increase was primarily attributable to a $15,000 increase in equity in loss of limited partnership, a $14,000 increase in other operating expense, a $9,000 increase in occupancy and equipment, an $8,000 loss on sale of real estate owned and a $6,000 increase in franchise taxes, partially offset by a $34,000 reduction in legal and audit expense.

Federal Income Taxes. The provision for federal income taxes decreased by $59,000 for the six months ended June 30, 2006 as compared to the same period in 2005. The decrease in the provision for federal income taxes was primarily due to a decrease in pre-tax income of $232,000. The effective tax rate was 32.3% for the six month period ended June 30, 2006 compared to 30.5% in the same period one year earlier. The above effective tax rates differ from the statutory rate of 34.0% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program will expire during 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $1.4 million at June 30, 2006.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At June 30, 2006, we had outstanding commitments to extend credit or purchase securities totaling $4.0 million, including $2.1 million of unused consumer lines of credit.

Home Federal is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0% and 8.0%, respectively. As of June 30, 2006, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 15.58%, 15.58% and 38.18%, respectively.

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

The following table summarizes our off-balance sheet financial instruments whose contract amounts represent credit risk as of June 30, 2006:

Unfunded mortgage loans, including construction loans	$1.9 million
Home equity lines of credit	$2.1 million
Investment security purchase commitments	$0.0 million

Cautionary Forward-looking Statements

This document, including information incorporated by reference, contains, and future filings by First Niles Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by First Niles and its management, may contain forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward looking statements. Forward-looking statements by First Niles and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. First Niles disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis” in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the financial markets interest rate and monetary fluctuations particularly the relative relationship of short-term interest rates to long-term interest rates;

•	the timely development of and acceptance of new products and services of Home Federal and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitor’s products and services;

•	our status as a public-reporting company;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, accounting, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

Item 3. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner to allow decisions regarding disclosure and (ii) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of First Niles was held on April 26, 2006 at our office in Niles, Ohio. At that meeting the shareholders were asked to vote upon (i) the re-election of Director Stephens and the election of Director Nominee Csontos. The voting on this matter was as follows:

Director Election:

	Votes For	Votes Against	Abstentions
Director Stephens	1,169,585	50,784	67
Director Csontos	1,166,562	52,473	1,402

Directors not subject to election at the annual meeting and continuing in office are William Eddy, P. James Kramer and Robert I. Shaker.

Independent Auditor Ratification:

	Votes For	Votes Against	Abstentions
Anness, Gerlach & Williams	1,169,544	50,225	667

Item 5. Other Information:

There are no matters required to be reported under this item.

Item 6. Exhibits :

See attached exhibit index.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC. Registrant

Date: August 14, 2006	By:	/s/ William L. Stephens
William L. Stephens
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 14, 2006	By:	/s/ Thomas G. Maley
Thomas G. Maley
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant’s Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

4	Registrant’s Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant’s Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.0-24849), is incorporated herein by reference.

10.2	Registrant’s 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant’s Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.

10.3	Registrant’s 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant’s Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.

11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).

31.1	Rule 13a-14(a) Certification for the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a) Certification for the Registrant’s Chief Financial Officer.

32	Section 1350 Certifications by Registrant’s Chief Executive Officer and Chief Financial Officer.