Form 10QSB
period 2006-09-30
FIRST NILES FINANCIAL INC
filed 2006-11-14
CIK 1065823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Shares of common stock, par value $.01 per share, outstanding as of November 3, 2006: 1,384,553

Transitional Small business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents:
Noninterest bearing	$1,278	$1,488
Interest bearing	869	3,103

Total cash and equivalents	2,147	4,591
Securities available for sale - at market	32,170	30,859
Securities to be held to maturity - at cost	13,063	13,094
Loans receivable, net of allowance for loan losses of $843 and $743	50,559	47,180
Accrued interest receivable	739	579
Federal Home Loan Bank stock, at cost	1,251	1,199
Real estate investment, limited partnership - at equity	56	87
Real estate owned	—	35
Prepaid expenses and other assets	376	302
Prepaid federal income taxes	56	119
Deferred federal income taxes	242	141
Premises and equipment, at cost less accumulated depreciation	314	330

TOTAL ASSETS	$100,973	$98,516

LIABILITIES
Deposits	$59,466	$60,802
Accrued interest payable	183	152
Accounts payable and other liabilities	670	666
Federal Home Loan Bank advances	24,500	20,500

TOTAL LIABILITIES	84,819	82,120
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 500,000 shares; none outstanding	—	—
Common stock, $.01 par value, authorized 6,000,000 shares; 1,754,411 shares issued	18	18
Paid in capital	7,015	7,015
Retained earnings	14,421	14,523
Net unrealized gains on securities available for sale	273	413
Common stock purchased by the Employee Stock Ownership Plan	(390)	(390)
Treasury stock - 368,858 shares in each period	(5,183)	(5,183)

TOTAL SHAREHOLDERS’ EQUITY	16,154	16,396

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,973	$98,516

SEE ACCOMPANYING NOTES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Interest income:
First mortgage loans	$778	$664	$2,214	$1,968
Consumer and other loans	53	37	147	104
Mortgage-backed and related securities	120	147	379	494
Investments	410	339	1,210	969
Interest-bearing deposits	11	32	40	105

TOTAL INTEREST INCOME	1,372	1,219	3,990	3,640

Interest expense:
Deposits	404	311	1,103	875
Borrowings	314	252	829	724

TOTAL INTEREST EXPENSE	718	563	1,932	1,599

NET INTEREST INCOME	654	656	2,058	2,041

Provision for loan losses	100	—	100	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	554	656	1,958	2,041
Noninterest income:
Gain on sale of securities	63	77	233	478
Service fees and other income	11	7	34	32

TOTAL NONINTEREST INCOME	74	84	267	510

Noninterest expense:
Equity in loss of limited partnership	6	5	31	15
Loss on Sale of Real Estate Owned	—	—	8	—
Compensation and benefits	263	246	764	748
Occupancy and equipment	27	27	84	75
Federal deposit insurance premiums	2	2	6	6
Legal and audit	41	26	130	151
Franchise taxes	52	48	155	145
Other operating expense	79	80	252	237

TOTAL NONINTEREST EXPENSE	470	434	1,430	1,377

INCOME BEFORE INCOME TAXES	158	306	795	1,174

Federal income taxes	54	87	260	351

NET INCOME	$104	$219	$535	$823

EARNINGS PER SHARE	$0.08	$0.17	$0.40	$0.63

DILUTED EARNINGS PER SHARE	$0.08	$0.16	$0.40	$0.62

SEE ACCOMPANYING NOTES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net income	$535	$823
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising for period	2	(638)
Related income tax (benefit)	1	(217)

Reclassification adjustment:
Gain included in net income	(214)	(133)
Related income tax	73	46

	(141)	(87)
Other comprehensive income (loss)	(140)	(508)

COMPREHENSIVE INCOME	$395	$315

SEE ACCOMPANYING NOTES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$535	$823
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(28)	(17)
Depreciation	33	22
Amortization of deferred loan fees and costs	(37)	(31)
Amortization of discounts and premiums on investments and mortgage-backed and related securities	8	28
Gain on sale of securities	(233)	(478)
Equity in loss of limited partnership	31	15
Provision for loan losses	100	—
Federal Home Loan Bank stock dividends	(52)	(41)

	357	321
Net increase in accrued interest receivable, prepaid expenses and other assets	(137)	(407)
Net increase in accrued interest, accounts payable and other liabilities	36	59

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	256	(27)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	236	151
Purchase of securities available for sale	(2,987)	(4,500)
Proceeds from maturity of securities available for sale	—	2,000

Proceeds from principal payments on mortgage-backed and related securities - held to maturity	31	45

Proceeds from principal payments on mortgage-backed and related securities - available for sale	1,453	3,447
Net decrease in interest-bearing deposits with banks	2,234	2,325
Net increase in loans	(3,442)	(3,845)
Proceeds from sale of Intrieve stock	—	344
Additions to premises	(17)	(74)

NET CASH USED IN INVESTING ACTIVITIES	(2,492)	(107)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings accounts, money market deposit accounts and negotiable order of withdrawal accounts	(3,893)	(1,920)
Net increase in certificates of deposit	2,556	788
Purchase of Treasury shares	—	—
Cash dividends paid on common stock	(637)	(629)
Proceeds from Federal Home Loan Bank Advances	6,300	2,000
Repayment of Federal Home Loan Bank Advances	(2,300)	—
Incentive stock options exercised	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,026	239

NET INCREASE (DECREASE) IN CASH	(210)	105
CASH AT BEGINNING OF PERIOD	1,488	1,075

CASH AT END OF PERIOD	$1,278	$1,180

Cash paid during the period for:
Interest	$1,851	$1,588
Income taxes	$225	$417

SEE ACCOMPANYING NOTES

NOTES TO FINANCIAL STATEMENTS

FIRST NILES FINANCIAL, INC. AND SUBSIDIARY

September 30, 2006 and 2005 (Unaudited)

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

NOTE C — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average shares outstanding, during the period, less weighted-average shares in the ESOP that are unallocated and not committed to be released. Diluted earnings per share reflect the potential effect of stock options and is calculated using the treasury stock method. At September 30, 2006, the market price of First Niles stock exceeded the exercise price of all outstanding options; the resulting dilution, is presented in the following table, as rounded to the nearest whole cent.

The following table sets forth the computation of earnings per share for the three and nine month periods ended September 30, 2006 and September 30, 2005 (income in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$104	$219	$535	$823
Earnings applicable to basic earnings per share	$104	$219	$535	$823
Average common shares	1,384,553	1,384,553	1,384,553	1,384,553
Less average unallocated ESOP shares	48,146	64,226	52,026	68,347
Average common shares outstanding - basic	1,336,407	1,320,327	1,332,527	1,316,206

Average common shares outstanding - diluted	1,342,868	1,329,247	1,339,272	1,327,328

Earnings per share - basic	$0.08	$0.17	$0.40	$0.63

diluted	$0.08	$0.16	$0.40	$0.62

Item 2.Management’s Discussion and Analysis

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

Short-term market interest rates generally remained steady during the third quarter. As a result, the yield curve remained relatively flat. This interest rate environment is likely to have a negative impact on the results of our operations, as our interest-bearing liabilities generally are priced in relation to short-term market interest rates, while our interest-earning assets generally are priced in relation to long-term interest rates. As a result, our spread has generally decreased over the past year. If the trend of a flat yield curve continues, we expect our spread to decrease even further. Additionally, if both short-term and long-term interest rates increase to a similar degree, our spread may still decrease because our interest-bearing liabilities reprice faster than our interest-earning assets.

In order to diminish the effect of the interest rate environment, described above, management has gradually shortened the average life of our investment portfolio and generally focused recent purchases of securities into single step, U.S. agency securities with maturities of six years or less. Typically, these securities have a fixed interest rate for periods ranging from two to three years and are callable by the issuer, at various intervals, during this time. After this initial fixed interest rate period, the security is either called or the interest rate rises significantly and the security is no longer callable. Management has generally limited its purchases of such securities to those with interest rate steps of a least 200 basis points. Management has also attempted to keep the interest rates paid on deposits below market rates during this time. However, this pricing strategy must be balanced against the possibility of losing some deposits. We have lost some deposits, but such losses have been minimal. Additionally, the negative effect of the current interest rate environment has been lessened by an increase in our average balance of loans receivable, which generally have a higher yield than investment securities.

The following discussion compares our consolidated financial condition at September 30, 2006 to December 31, 2005 and the results of operations for the three and nine month periods ended September 30, 2006 with the same periods ended September 30, 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets increased by $2.5 million, or 2.5%, to $101.0 million at September 30, 2006 from $98.5 million at December 31, 2005. This increase was primarily reflected in a $3.4 million increase in net loans receivable, a $1.3 million increase in total investment securities, partially offset by a $2.4 million decrease in total cash and cash equivalents.

The aforementioned increase in assets was primarily related to a $2.7 million increase in total liabilities, partially offset by a $242,000 decrease in shareholders’ equity. During the last nine months, we borrowed an additional $4.0 million from the FHLB for general funding purposes, including deposit withdrawals and loan originations. These additional borrowings were partially offset by a $1.3 million decrease in deposits during this nine month time period. The decrease in deposits was comprised of a $3.9 million aggregate decrease in savings accounts and negotiable order of withdrawal (“NOW”) accounts partially offset by a $2.4 million increase in certificates of deposit and a $126,000 increase in demand account deposits.

Shareholders’ equity at September 30, 2006 was $16.2 million, a $242,000, or 1.5% decrease from December 31, 2005. The decrease in shareholders’ equity was essentially the result of a $140,000 decrease in net unrealized gains on securities available for sale and a $102,000 decrease in retained earnings. Book value per share was $11.67 at September 30, 2006, compared to $11.84 at December 31, 2005, primarily due to the decrease in shareholders’ equity as discussed above. The dividend paid during the first nine months of 2006 totaled $637,000 and was equivalent to $0.16 per common share, per quarter. At both, September 30, 2006 and December 31, 2005, there were 1,384,553 shares of common stock outstanding.

Nonperforming loans, consisting of nonaccruing loans and accruing loans delinquent more than 90 days totaled $762,000 at September 30, 2006, or 0.7% of total assets, compared to $905,000 or 0.9% of total assets as of December 31, 2005. The allowance for loan losses was $843,000 at September 30, 2006, representing coverage of 110.6% of non-performing loans. The allowance for loan losses at September 30, 2006 represented 1.7% of net loans receivable. At December 31, 2005, the allowance for loan losses was $743,000 and represented coverage of 82.1% of nonperforming loans and 1.6% of net loans receivable. Management believes that the current level of the allowance for loan losses remains adequate to absorb losses resulting from uncollectible loans. At September 30, 2006 we had no real estate owned as the result of foreclosure. At December 31, 2005 we had $35,000 in real estate owned as the result of foreclosure.

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

Results of Operations for the Three-Month Period Ended September 30, 2006 as Compared to September 30, 2005

Net Income. For the three months ended September 30, 2006, First Niles recorded net income of $104,000 as compared to $219,000 in the comparative 2005 period, a decrease of $115,000, or 52.5%. This net income resulted in an annualized return on average assets of 0.42% as compared 0.87% for the comparative period in 2005. The annualized return on shareholders’ equity for the three months ended September 30, 2006 was 2.63% compared to 5.34% for the three months ended September 30, 2005.

Basic earnings per share and diluted earnings per share for the three months ended September 30, 2006 were $0.08, as compared to basic earnings per share and diluted earnings per share of $0.17 and $0.16, respectively, for the same period in 2005.

Net Interest Income. Net interest income decreased to $654,000, for the three month period ended September 30, 2006 as compared $656,000 in the respective 2005 period. For the three months ended September 30, 2006 our interest rate spread was 2.20% as compared to 2.28% for the comparative period one year prior. The net interest margin for the current three-month period was 2.69% as compared to 2.68% for the same period in 2005. The major factor leading to the relative stabilization in net interest rate spread and net interest margin was an increase in higher yielding assets, specifically loans, despite the general sustained increase in short term market interest rates over the past year.

For the three months ended September 30, 2006, total interest income increased by $153,000, or 12.6%, as compared to the same period in 2005. Specifically, income on loans receivable increased $130,000 on a comparative period basis, primarily due to higher average balances.

Interest income on investment securities and mortgage-backed and related securities increased a collective $44,000 for the three month period ended September 30, 2006 as compared to the same period in 2005, primarily due to higher portfolio yields. Interest from interest-bearing deposits was $21,000 lower on a comparative period basis, due to significantly lower average balances. Overall, the average yield on interest earning assets increased 66 basis points, from 4.96% during the third quarter of 2005 to 5.62% for the third quarter of 2006.

First Niles continues to maintain borrowings from the FHLB. At September 30, 2006, these borrowings totaled $24.5 million. The proceeds from $20.5 million of these borrowings have primarily been reinvested into investment securities (leverage strategy). This strategy was undertaken at a net interest rate spread and net interest margin lower than those related to core operations. The interest rate spread and net interest margin on the leverage strategy was approximately 57 basis points as of September 30, 2006. This leverage strategy requires a negligible amount of administrative expense and is the primary reason that such an activity can be undertaken at a reduced interest rate spread and net interest margin as compared to core operations, while making a significant contribution to net income.

During the third quarter of 2006, $2.0 million in FHLB Advances were obtained for general funding, including loan originations and deposit withdrawals. These borrowings were in the form of two cash management advances (CMAs) that have a rate set daily and a maturity of approximately 90 days. Since the most recent $2.0 million in borrowings were not obtained for direct reinvestment, but rather for general liquidity purposes, they are not included as part of the leverage strategy. A CMA can be prepaid in full or part at any time without penalty, or rolled over for another 90 day term at prevailing market interest rates.

At September 30, 2006, four of our eleven non-CMA FHLB Advances, totaling $8.0 million, were convertible at the option of the FHLB on a specified date and quarterly thereafter to a variable rate based on 3-month LIBOR. At the time of conversion, and quarterly thereafter, each advance may be prepaid without penalty. During the quarter ended September 30, 2006, one convertible advance converted, at the option of the FHLB, from a fixed to a variable rate, based on three-month LIBOR. As a result, five of our eleven non-CMA FHLB Advances, as of September 30, 2006 have been converted to variable rates, based on three-month LIBOR. These LIBOR based advances may be paid off each quarter, without penalty. Another one of our FHLB Advances with a fixed interest rate matured during the quarter ended September 30, 2006 and was refinanced with a CMA with terms similar to those described above.

During the three months ended September 30, 2006, total interest expense increased by $155,000, or 27.5%, as compared to the same three-month period one year prior. Interest on deposits increased $93,000, or 29.9%, from period to period. The average interest rate on deposits for the quarter, which comprised 70.8% of total interest bearing liabilities at September 30, 2006, increased to 2.69%, 64 basis points higher than for the same period one year ago. The average interest rate on FHLB advances, which comprise the remaining portion of interest bearing liabilities, increased to 5.24% for the three months ended September 30, 2006 from 4.45% for the same period of the prior year. Interest expense on FHLB Advances increased to $314,000 for the three months ended September 30, 2006 from $252,000 for the same period of the prior year, due to higher average balances and higher interest rates. The overall cost of funds for the quarter ended September 30, 2006 was 3.42%, 74 basis points higher than for the comparative quarter one year ago.

Provision for Loan Losses. For the three months ended September 30, 2006 there was a $100,000 provision for loan losses, an increase of $100,000 from the comparative period in 2005. An internal review indicated some weaknesses in the credit quality of loans purchased in earlier periods and as a matter of caution, resulted in the provision for loan losses in the third quarter of 2006. All of the subject loans are currently performing in accordance with their contractual loan terms.

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

Noninterest Income. Noninterest income of $74,000 for the three months ended September 30, 2006 was $10,000 lower than during the same period in 2005. This decrease was essentially the result of a $14,000 decrease in gain on sale of investment securities in the current quarter as compared to previous comparative quarter. The gain on sale of investment securities during the third quarter of 2006 was attributable to the sale of 1,000 shares of Freddie Mac stock. As of September 20, 2006, First Niles still owned 18,500 shares of Freddie Mac Stock with an aggregate market value of approximately $1.2 million. Service fees and other income increased $4,000 on a period to period comparative basis.

Noninterest Expense. Noninterest expense increased $36,000, or 8.3%, for the three months ended September 30, 2006 as compared to the same period in 2005. Legal and audit expense increased $15,000 on a comparative period basis primarily due to First Niles’ implementation of a shareholder proposal for a Rule 13e-3 going-private transaction that if enacted would eliminate the costs associated with the implementation and maintenance of compliance with Sarbanes Oxley, Section 404 and other costs of being a public company. Compensation and benefits increased $17,000 on a comparative quarter basis, due to the hiring of an additional loan officer during the previous quarter.

Federal Income Taxes. The provision for federal income taxes decreased by $33,000 in the three months ended September 30, 2006 as compared to the same period in 2005, resulting in an income tax provision of $54,000. The decrease in the provision for federal income taxes as compared to the same period in 2005 was primarily due to a $148,000 decrease in pre-tax income from period to period. The effective tax rate in the current three month period was 34.2%, as compared to 28.4% one year prior. The above effective tax rates differ from the statutory rate of 34.0% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program will expire during 2006.

Results of Operations for the Nine-Month Periods Ended September 30, 2006 as Compared to September 30, 2005

Net Income. First Niles recorded net income of $535,000 for the nine months ended September 30, 2006, as compared to $823,000 for the nine months ended September 30, 2005, a decrease of $288,000, or 35.0%. The decrease in net income was comprised of a $243,000 decrease in noninterest income, a $100,000 increase in the provision for loan losses and a $53,000 increase in noninterest expense, partially offset by a $17,000 increase in net interest income and a $91,000 decrease in federal income tax expense. Our annualized return on average assets for the nine-month period ended September 30, 2006 was 0.72%, compared to 1.10% for the same period one year ago. Our annualized return on average shareholders’ equity was 4.44% for the nine months ended September 30, 2006 as compared to 6.71% for the same period one year ago. Earnings per share, on a basic and diluted basis, for the nine months ended September 30, 2006 was $0.40, as compared to basic earnings and diluted earnings per share of $0.63 and $0.62, respectively, for the same period in 2005.

Net Interest Income. Net interest income increased by $17,000, or 0.8% for the nine months ended September 30, 2006 as compared to the respective 2005 period. For the nine months ended September 30, 2006, total interest income increased by $350,000 and total interest expense increased by $333,000 as compared to the same period in 2005. For the nine months ended September 30, 2006, the interest rate spread was 2.34%, as compared to 2.36% for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 the net interest margin was 2.82% as compared to 2.77% for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the yield on interest earning assets was 5.48% as compared to 4.95% for the nine months ended September 30, 2006, an increase of 53 basis points. The overall cost of funds was 3.14% for the nine months ended September 30, 2006 as compared to 2.59% for the same period in 2005, an increase of 55 basis points. The primary factor leading to the increase in net interest income and net interest margin was an increase in higher yielding assets, specifically loans. This asset shift counteracted much of the effect of the sustained rise in market interest rates over the past year, which increased the overall cost of our interest bearing liabilities.

Provision for Loan Losses. First Niles had a provision for loan losses of $100,000 for the nine months ended September 30, 2006, a $100,000 increase from the nine months ended September 30, 2005. The entire provision for loan losses occurred during the third quarter of 2006 as previously discussed in the quarterly comparison.

Noninterest Income. Noninterest income totaled $267,000 for the nine months ended September 30, 2006 as compared to $510,000 for the same period in 2005. This decrease was essentially attributable to a $245,000 decrease in gain on sale of investment securities in the current period as compared to the prior comparative period. Approximately $345,000 of the gain on sale of investments during the first nine months of 2005 was attributable to the sale of our stock in Intrieve Incorporated due to its acquisition by Harland Financial Solutions, Inc. Intrieve, Incorporated, which was owned by numerous financial institutions, including the Association, was also the primary data processing service provider to the Association. Harland Financial Solutions, Inc. has continued as the primary data service provider to the Association.

Noninterest Expense. Noninterest expense increased $53,000, or 3.8%, for the nine months ended September 30, 2006 as compared to the same period one year earlier. This increase was primarily attributable to a number of modest increases across several operating expense categories, including $16,000 increase in equity in loss of limited partnership, a $16,000 increase in compensation and benefit, a $15,000 increase in other operating expense, a $9,000 increase in occupancy and equipment, an $8,000 loss on sale of real estate owned and a $10,000 increase in franchise taxes, partially offset by a $20,000 reduction in legal and audit expense.

Federal Income Taxes. The provision for federal income taxes decreased by $91,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease in the provision for federal income taxes was primarily due to a decrease in pre-tax income of $379,000. The effective tax rate was 32.7% for the nine month period ended September 30, 2006 compared to 29.9% in the same period one year earlier. The above effective tax rates differ from the statutory rate of 34.0% primarily due to our ownership interest in a low income housing tax credit program. The tax credits from this program will expire during 2006.

Liquidity and Capital Resources

Our main source of funds are deposits, and loan and securities repayments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Safe and sound banking practices require us to maintain cash and eligible investments at levels that assure our ability to meet demands for deposit withdrawals and the repayment requirements of short-term borrowings, if any. We believe that sufficient funds are available for us to meet our current liquidity needs. Total cash and cash equivalents amounted to $2.1 million at September 30, 2006.

We use our capital resources to meet ongoing commitments to fund various types of deposit withdrawals, to invest in securities, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. At September 30, 2006, we had outstanding commitments to extend credit or purchase securities totaling $4.4 million, including $2.4 million of unused consumer lines of credit.

The Association is required to maintain minimum regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5%, 4.0% and 8.0%, respectively. As of September 30, 2006, Home Federal significantly exceeded its regulatory capital requirements, with tangible, core, and risk-based capital ratios of 15.51%, 15.51% and 37.42%, respectively.

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

The following table summarizes our off-balance sheet financial instruments whose contract amounts represent credit risk as of September 30, 2006:

Unfunded mortgage loans, including construction loans	$2.0 million
Home equity lines of credit	$2.4 million
Investment security purchase commitments	$0.0 million

Cautionary Forward-looking Statements

This document, including information incorporated by reference, contains, and future filings by First Niles Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by First Niles and its management may contain, forward-looking statements about First Niles and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by First Niles and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. First Niles disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption” Management’s Discussion and Analysis” in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

Item 3. Controls and Procedures

An evaluation of First Niles’ disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2006, was carried out under the supervision and with the participation of First Niles’ Chief Executive Officer, Principal Financial Officer and several other members of First Niles’ senior management. First Niles’ Chief Executive Officer and Principal Financial Officer concluded that First Niles’ disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by First Niles in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to First Niles’ management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner to allow decisions regarding disclosure and (ii) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

First Niles intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning First Niles’ business. While First Niles believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause First Niles to modify its disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

On September 1, 2006, Leonard T. Gantler, Patricia A. Cetrone, John Gernat, Patricia Gernat, Paul and Marsha Mitchell filed a complaint in the Court of Chancery of the State of Delaware (CA No. 2392-N) naming First Niles, William L. Stephens, P. James Kramer, William S. Eddy, Daniel E. Csontos, Robert I. Shaker and Lawrence Safarek as defendants. The complaint seeks to enjoin the Rule 13e-3 going-private transaction, under the Securities Exchange Act of 1934, in the process of being proposed to shareholders. The complaint also asks for attorney’s fees and unspecified monetary damages for alleged breaches of fiduciary duty. The plaintiffs allege that the defendants’ breached their fiduciary duties by preferring their own interest over the non-affiliated shareholders by, among other things, terminating First Niles’ exploration of sale opportunities without consummating a transaction, by filing a misleading proxy statement to effectuate a going-private transaction, and by recommending to shareholders approval of the Rule 13e-3 transaction. The defendants disagree with the allegations and believe the lawsuit fails to state a claim upon which relief may be granted and, as a result have filed a motion asking the court to dismiss the three-count complaint.

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

Item 6. Exhibits:

See attached exhibit index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NILES FINANCIAL, INC.
Registrant

Date: November 14, 2006	By:	/s/ William L. Stephens
William L. Stephens
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 14, 2006	By:	/s/ Thomas G. Maley
Thomas G. Maley
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Document
3	The Certificate of Incorporation and Bylaws, filed on July 10, 1998 as Exhibits 3.1 and 3.2, respectively, to Registrant’s Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

4	Registrant’s Specimen Stock Certificate, filed on July 10, 1998 as Exhibit 4 to Registrant’s Registration Statement on Form SB-2 (File No.333-58883), are incorporated by reference.

10.1	Employment Agreement between Registrants operating bank subsidiary and William L. Stephens and Lawrence Safarek filed as Exhibits 10.1 and 10.3 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.0-24849), is incorporated herein by reference.

10.2	Registrant’s 1999 Stock Option and Incentive Plan, filed on November 12, 1999 as Appendix A to Registrant’s Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.

10.3	Registrant’s 1999 Recognition and Retention Plan filed on November 12, 1999 as Appendix B to Registrant’s Proxy Statement on Schedule 14A (FILE No. 0-24849), is incorporated herein by reference.

11	Statement re computation of earnings per share (see Note C of the Notes to Financial Statements included in this Form 10-QSB).

31.1	Rule 13a-14(a) Certification for the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a) Certification for the Registrant’s Principal Financial Officer.

32	Section 1350 Certifications by Registrant’s Chief Executive Officer and Principal Financial Officer